Form 10-Q
period 2021-06-30
Aries I Acquisition Corp.
filed 2021-08-16
CIK 1841867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 16, 2021, there were 14,375,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 3,593,750 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ARIES I ACQUISITION CORPORATION

		Page
PART 1 - FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
	Condensed Balance Sheet as of June 30, 2021 (Unaudited)	1
	Unaudited Condensed Statements of Operations for the Three Months ended June 30, 2021 and for the Period from January 15, 2021 (inception) Through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the Three Months ended June 30, 2021 and for the Period from January 15, 2021 (inception) Through June 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the Period from January 15, 2021 (inception) Through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	23
SIGNATURES		24

ARIES I ACQUISITION CORPORATION

CONDENSED BALANCE SHEET

JUNE 30, 2021

(UNAUDITED)

ASSETS
Current assets:
Cash	$1,280,346
Prepaid expenses	352,877
Total current assets	1,633,223
Investments held in Trust Account	145,188,370
Total assets	$146,821,593

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$70,027
Accrued offering costs	82,218
Total current liabilities	152,245
Warrant liabilities	13,202,000
Deferred underwriting fee payable	6,468,750
Total liabilities	19,822,995

Commitments

Class A ordinary shares subject to possible redemption, 12,199,859 shares at redemption value	121,998,590

Shareholders' Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 2,175,141 issued and outstanding (excluding 12,199,859 shares subject to possible redemption)	218
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 issued and outstanding	359
Additional paid-in capital	8,132,003
Accumulated deficit	(3,132,572)
Total Shareholders' Equity	5,000,008
Total Liabilities and Shareholders' Equity	$146,821,593

The accompanying notes are an integral part of the unaudited condensed financial statements

ARIES I ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

		For the period from
		January 15, 2021
	Three Months Ended	(inception) through
	June 30, 2021	June 30, 2021
Operating and formation costs	$296,396	$308,807
Expensed offering costs	307,573	307,573
Loss from operations	(603,969)	(616,380)
Interest income on Trust Account	870	870
Change in fair value of warrant liabilities	(2,517,062)	(2,517,062)
Net loss	$(3,120,161)	(3,132,572)

Basic and diluted weighted average shares outstanding, Redeemable Class A Ordinary Shares	12,199,859	12,199,859
Basic and diluted net loss per share, Redeemable Class A Ordinary Shares	$—	$—

Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Ordinary Shares	5,768,891	5,768,891
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Ordinary Shares	$(0.54)	$(0.54)

The accompanying notes are an integral part of the unaudited condensed financial statements

ARIES I ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

(UNAUDITED)

	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Net loss	—	—	—	—	—	(12,411)	(12,411)
Balance at March 31, 2021	—	$—	3,593,750	$359	$24,641	$(12,411)	$12,589
Sale of 14,375,000 shares in Initial Public Offering, less fair value of public warrants, net of offering costs	14,375,000	1,438	—	—	130,104,732	—	130,106,170
Class A ordinary shares subject to possible redemption	(12,199,859)	(1,220)	—	—	(121,997,370)	—	(121,998,590)
Net loss	—	—	—	—	—	(3,120,161)	(3,120,161)
Balance at June 30, 2021	2,175,141	$218	3,593,750	$359	$8,132,003	$(3,132,572)	$5,000,008

The accompanying notes are an integral part of the unaudited condensed financial statements

ARIES I ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(3,132,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Expensed offering costs	307,573
Interest income on Trust Account	(870)
Change in fair value of warrant liabilities	2,517,062
Changes in operating assets and liabilities:
Prepaid expenses	(352,877)
Accounts payable and accrued expenses	70,027
Net cash used in operating activities	(591,657)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(145,187,500)
Net cash used in investing activities	(145,187,500)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	129,886
Repayment of promissory note - related party	(129,886)
Proceeds from initial public offering, net of underwriter's discount paid	143,031,250
Proceeds from sale of Private Placement Warrants	4,456,250
Payment of offering costs	(427,997)
Net cash provided by financing activities	147,059,503

Net Change in Cash	1,280,346
Cash - Beginning of Period	—
Cash - End of Period	$1,280,346

Supplemental disclosures of non-cash investing and financing activities:
Deferred underwriting fee payable	$6,468,750
Class A common stock subject to possible redemption	$121,998,590
Initial classification of warrant liabilities	$10,684,938
Offering costs in exchange for Class B ordinary shares	$359
Offering costs included in accrued offering costs	$82,218

The accompanying notes are an integral part of the unaudited condensed financial statements

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Aries I Acquisition Corporation (the “Company”) is a blank check company incorporated in the Cayman Islands on January 15, 2021. The Company was formed for the purpose of effecting into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Initial Public Offering was declared effective on May 18, 2021. On May 21, 2021, the Company consummated the Initial Public Offering of 14,375,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including 1,875,000 Units that were issued pursuant to the underwrites’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $143,750,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,456,250 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Aries Acquisition Partners, Ltd. (the “Sponsor”), generating gross proceeds of $4,456,250, which is described in Note 4.

Following the closing of the Initial Public Offering on May 21, 2021, an amount of $146,768,750 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and were invested only in U.S. government securities with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury bills, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

Transaction costs related to the issuances described above amounted to $9,871,643, consisting of $2,875,000 of cash underwriting fees, $6,468,750 of deferred underwriting fees and $527,893 of other costs. The Company was reimbursed $2,156,250 by the underwriters for such transaction costs. In addition, at June 30, 2021, $1,280,346 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The Sponsor has agreed to waive (a) redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of an initial Business Combination, (b) redemption rights with respect to any Founder Shares and Public Shares held by it in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a business combination) from the closing of the Initial Public Offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity and (c) rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination within 12 months from the closing of the Initial Public Offering or during any extension period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete an initial Business Combination 12 months (or up to 18 months if the Company extends the period of time to consummate a business combination) from the closing of the Initial Public Offering. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

The Company will have until May 21, 2022 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per -share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Liquidity

As of June 30, 2021, the Company had $1,280,346 of cash held outside of the Trust Account and a working capital of $1,480,978.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of $300,000 under an unsecured and non-interest bearing promissory note (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account and proceeds available to the Company under the Working Capital Loan (as defined in Note 5).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the accompanying unaudited condensed financial statements and such financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 20, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on May 24, 2021 and May 28, 2021. The interim results for the period from January 15, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Investments Held in Trust Account

As of June 30, 2021, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity. Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of June 30, 2021, 12,199,859 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a Modified Monte Carlo simulation approach and the fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes model (see Note 9).

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $9,871,643 as a result of the Initial Public Offering (consisting of a $2,875,000 underwriting fee, $6,468,750 of deferred underwriting fees and $527,893 of other offering costs). The Company recorded $9,408,389 of offering costs as a reduction of equity in connection with the shares of Class A ordinary shares included in the Units. The Company immediately expensed $463,254 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

The Company was reimbursed $2,156,250 by the underwriters for offering costs associated with the Initial Public Offering. The Company recorded $2,000,569 of the reimbursement as a reduction of offering costs recorded to equity and $155,681 of the reimbursement as a reduction to expense. As such, net offering costs recorded to equity amounted to $7,407,820 and net expensed offering costs amounted to $307,573.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in an interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statement. Since the Company was incorporated on February 5, 2021, the evaluation was performed for the upcoming 2021 tax year which will be the only period subject to examination.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 11,643,750 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of loss per share for ordinary shares subject to possible redemption and applies the two-class method in calculating loss per share. Net loss per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the allocable interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

		For the period from
		January 15, 2021
	Three Months Ended	(inception) through
	June 30, 2021	June 30, 2021
Redeemable Class A ordinary shares
Numerator: Earnings attributable to Redeemable Class A ordinary shares
Interest income on Trust Account	$738	$738
Net earnings	$738	$738
Denominator: Weighted average Redeemable Class A ordinary shares
Basic and diluted weighted average shares outstanding, Redeemable Class A ordinary shares	12,199,859	12,199,859
Basic and diluted net earnings per share, Redeemable Class A ordinary shares	$0.00	$0.00

Non-Redeemable Class A and Class B ordinary shares
Numerator: Net loss minus net earnings
Net loss	$(3,120,161)	$(3,132,572)
Net earnings	(738)	(738)
Net loss attributable to non-redeemable Class A and Class B ordinary shares	$(3,120,899)	$(3,133,310)
Denominator: Weighted average Non-Redeemable Class A and Class B ordinary shares
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B ordinary shares	5,768,891	5,768,891
Basic and diluted net loss per share, Non-Redeemable Class A and Class B ordinary shares	$(0.54)	$(0.54)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Fair Value of Financial Instruments

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts reflected in the balance sheet for cash, prepaid expenses, accounts payable and accrued expenses, and accrued offering costs approximate fair value due to their short-term nature.

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

See Note 9 for additional information on assets and liabilities measured at fair value.

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 14,375,000 Units, which includes 1,875,000 Units that were issued pursuant to the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $143,750,000. Each Unit consisted of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,456,250 warrants at a price of $1.00 per Private Placement Warrant (for an aggregate purchase price of $4,456,250). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Promissory Note — Related Party

On January 20, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of December 31, 2021 or the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $129,886 was repaid on June 7, 2021.

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The Private Placement Warrants are identical to the Public Warrants included in the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

At June 30, 2021, there were 7,187,500 Public Warrants and 4,456,250 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments require that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to their fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. SHAREHOLDER’S EQUITY

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 2,175,141 Class A ordinary shares issued and outstanding, excluding 12,199,859 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 3,593,750 Class B ordinary shares issued and outstanding.

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 9. FAIR VALUE MEASUREMENT

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Assets
U.S. Treasury Securities	$145,188,370	$145,188,370	$—	$—
Liabilities
Warrant liability - Public Warrants	$8,121,875	$—	$—	$8,121,875
Warrant liability - Private Placement Warrants	$5,080,125	$—	$—	$5,080,125

The Company utilizes a Modified Monte Carlo simulation model to value the Public Warrants and a Modified Black-Scholes method to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. There were no transfers between levels of the hierarchy for the period from January 15, 2021 (inception) through June 30, 2021.

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

The following table provides the significant inputs to the Modified Monte Carlo simulation for the fair value of the Public Warrants:

	At May 21, 2021
	(Initial
	Measurement)	At June 30, 2021
Stock price	$10.00	$10.00
Exercise price	$11.50	$11.50
Expected term (in years)	5.08	4.19
Volatility	14.6%	17.0%
Risk-free rate	0.9%	0.9%
Fair value of warrants	$0.91	$1.13

The following table provides the significant inputs to the Modified Black-Scholes method for the fair value of the Private Placement Warrants:

	At May 21, 2021
	(Initial
	Measurement)	At June 30, 2021
Stock price	$10.00	$10.00
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.08	4.19
Volatility	14.6%	17.0%
Risk-free rate	0.9%	0.9%
Fair value of warrants	$0.93	$1.14

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

			Warrant
	Private Placement	Public	Liabilities
Fair value at January 15, 2021 (inception)	$—	$—	$—
Initial measurement at May 21, 2021	4,144,313	6,540,625	10,684,938
Change in fair value	935,812	1,581,250	2,517,062
Fair value at June 30, 2021	$5,080,125	$8,121,875	$13,202,000

The Company recognized losses in connection with changes in the fair value of warrant liabilities of $2,517,062 and $2,517,062 within change in fair value of warrant liabilities in the condensed statement of operations during the three months ended June 30, 2021 and for the period from January 15, 2021 (inception) through June 30, 2021, respectively.

NOTE 10. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 15, 2021 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $3,120,161, which resulted from a loss on the change in fair value of warrant liabilities of $2,517,062, operating and formation costs of $296,396, and expensed offering costs of $307,573, offset in part by interest income on the Trust Account of $870.

For the period from January 15, 2021 (inception) through June 30, 2021, we had a net loss of $3,132,572, which resulted from a loss on the change in fair value of warrant liabilities of $2,517,062, operating and formation costs of $308,807, and expensed offering costs of $307,573, offset in part by interest income on the Trust Account of $870.

Liquidity and Capital Resources

On May 21, 2021, the Company consummated the Initial Public Offering of 14,375,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including 1,875,000 Units that were issued pursuant to the underwrites' exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $143,750,000. Simultaneously with the closing of the Initial Public Offering, we completed the private sale of 4,456,250 warrants to Aries Acquisition Partners, Ltd. at a purchase price of $1.00 per warrant (the "Private Placement Warrants"), generating gross proceeds of $4,456,250. A total of $146,768,750 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”).

For the period from January 15, 2021 (inception) through June 30, 2021, net cash used in operating activities was $591,657, which was due to our net loss of $3,132,572, non-cash adjustments to net loss related to interest income on investments held in the Trust Account of $870 and changes in working capital of $282,850, partially offset by expensed offering costs added back to net loss of $307,573 and the change in fair value of warrant liabilities added back to net loss of $2,517,062.

For the period from January 15, 2021 (inception) through June 30, 2021, net cash used in investing activities of $145,187,500 was the result of the amount of net proceeds from the Initial Public Offering and the private placement sale of warrants being deposited to the Trust Account.

Net cash provided by financing activities for the period from January 15, 2021 (inception) through June 30, 2021 of $147,059,503 was comprised of $143,031,250 in proceeds from the issuance of Units in the Initial Public Offering net of underwriter's discount paid, $4,456,250 in proceeds from the issuance of warrants in a private placement, and proceeds from the issuance of a promissory note to our Sponsor of $129,886, offset in part by the payment of offering costs of $427,997 associated with the Initial Public Offering and repayment of the outstanding balance on the promissory note to our Sponsor of $129,886.

As of June 30, 2021, we had cash of $1,280,346 in our operating bank account.We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our Initial Public Offering and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants) will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,875,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full on May 21, 2021.

The underwriters were paid a cash underwriting fee of $0.20 per Unit, or $2,875,000 in the aggregate. In addition, $0.45 per unit, or $6,468,750 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Warrant Liabilities

We account for the Private Placement Warrants and the redeemable warrants (the “Public Warrants”) that were included in units issued by the Company in its Initial Public Offering (collectively, the "Warrants") in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 Distinguishing Liabilities from Equity. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of June 30, 2021, 12,199,859 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 11,643,750 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of net loss per share for ordinary shares subject to possible redemption and applies the two-class method in calculating loss per share. Net loss per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the allocable interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary share, by the weighted average number of Class A and Class B non-redeemable ordinary share outstanding for the period. Class B non-redeemable ordinary share includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2021, we were not subject to any market or interest rate risk.

ITEM 4.    CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 21, 2021, we consummated the initial public offering (the "IPO") of 14,375,000 Units, including 1,875,000 Units that were issued pursuant to the underwrites' exercise of their over-allotment option in full. The Units sold in the IPO and exercise of the over-allotment option were sold at an offering price of $10.00 per Unit, generating gross proceeds of $143,750,000. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-252775). The Securities and Exchange Commission declared the registration statement effective on May 18, 2021.

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 4,456,250 warrants (the “Private Placement Warrants”) to the Company’s sponsor, Aries Acquisition Partners, Ltd., at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $4,456,250. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants sold as part of the Units in the IPO, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants are not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the IPO including the over-allotment option and the Private Placement Warrants, $146,768,750 was placed in the Trust Account.

Transaction costs related to the IPO amounted to $9,871,643, consisting of $2,875,000 of cash underwriting fees, $6,468,750 of deferred underwriting fees and $527,893 of other costs. The Company was reimbursed $2,156,250 by the underwriters for such transaction costs.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aries I Acquisition Corporation

Date: August 16, 2021	By:	/s/ Randy Brinkley
Randy Brinkley
Chief Executive Officer

Aries I Acquisition Corporation

Date: August 16, 2021	By:	/s/ Nathan Smith
Nathan Smith
Chief Financial Officer