Form 10-Q
period 2021-09-30
Aries I Acquisition Corp.
filed 2021-11-22
CIK 1841867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 19, 2021, there were 14,375,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 3,593,750 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ARIES I ACQUISITION CORPORATION

		Page
PART 1 - FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1
	Unaudited Condensed Statements of Operations for the Three Months ended September 30, 2021 and for the Period from January 15, 2021 (inception) Through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months ended September 30, 2021 and for the Period from January 15, 2021 (inception) Through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the Period from January 15, 2021 (inception) Through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29
SIGNATURES		30

ARIES I ACQUISITION CORPORATION

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(UNAUDITED)

ASSETS
Current assets:
Cash	$817,331
Prepaid expenses	256,242
Total current assets	1,073,573
Investments held in Trust Account	145,190,239
Total assets	$146,263,812

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$81,470
Total current liabilities	81,470
Warrant liabilities	2,495,500
Deferred underwriting fee payable	6,468,750
Total liabilities	9,045,720

Commitments (Note 7)
Class A ordinary shares subject to possible redemption, 14,375,000 shares at redemption value	143,752,739

Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 14,375,000 shares issued; no shares outstanding (excluding 14,375,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 issued and outstanding	359
Additional paid-in capital	—
Accumulated deficit	(6,535,006)
Total Shareholders' Deficit	(6,534,647)
Total Liabilities and Shareholders' Deficit	$146,263,812

The accompanying notes are an integral part of the unaudited condensed financial statements

ARIES I ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

		For the period from
		January 15, 2021
	Three Months Ended	(inception) through
	September 30, 2021	September 30, 2021
Operating and formation costs	$488,875	$797,682
Expensed offering costs	—	370,413
Loss from operations	(488,875)	(1,168,095)
Interest income on Trust Account	1,869	2,739
Change in fair value of warrant liabilities	10,706,500	8,189,438
Net income	$10,219,494	7,024,082

Basic and diluted weighted average shares outstanding, Class A ordinary shares	14,375,000	7,354,651
Basic and diluted net income per share, Class A ordinary shares	$0.57	$0.64
Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,593,750	3,593,750
Basic and diluted net income per share, Class B ordinary shares	$0.57	$0.64

The accompanying notes are an integral part of the unaudited condensed financial statements

ARIES I ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

(UNAUDITED)

	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Fair value of Founders Shares transferred to Anchor Investors, as restated	—	—	—	—	1,369,500	—	1,369,500
Net loss	—	—	—	—	—	(12,411)	(12,411)
Balance at March 31, 2021	—	$—	3,593,750	$359	$1,394,141	$(12,411)	$1,382,089
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	311,937	—	311,937
Accretion of Class A ordinary shares to redemption amount, as restated	—	—	—	—	(1,706,078)	(13,557,219)	(15,263,297)
Net loss	—	—	—	—	—	(3,183,001)	(3,183,001)
Balance at June 30, 2021, as restated (Note 2)	—	$—	3,593,750	$359	$—	$(16,752,631)	$(16,752,272)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,869)	(1,869)
Net income	—	—	—	—	—	10,219,494	10,219,494
Balance at September 30, 2021	—	$—	3,593,750	$359	$—	$(6,535,006)	$(6,534,647)

The accompanying notes are an integral part of the unaudited condensed financial statements

ARIES I ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$7,024,082
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	370,414
Interest income on Trust Account	(2,739)
Change in fair value of warrant liabilities	(8,189,438)
Changes in operating assets and liabilities:
Prepaid expenses	(256,242)
Accounts payable and accrued expenses	81,470
Net cash used in operating activities	(972,453)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(145,187,500)
Net cash used in investing activities	(145,187,500)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	129,886
Repayment of promissory note - related party	(129,886)
Proceeds from initial public offering, net of underwriter's discount paid	143,031,250
Proceeds from sale of Private Placement Warrants	4,456,250
Payment of offering costs	(510,216)
Net cash provided by financing activities	146,977,284

Net Change in Cash	817,331
Cash - Beginning of Period	—
Cash - End of Period	$817,331

Supplemental disclosures of non-cash investing and financing activities:
Deferred underwriting fee payable	$6,468,750
Accretion of Class A ordinary shares subject to redemption to redemption value	$15,265,166
Fair value of Founders Shares transferred to Anchor Investors	$1,369,500
Offering costs in exchange for Class B ordinary shares	$359

The accompanying notes are an integral part of the unaudited condensed financial statements

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Initial Public Offering was declared effective on May 18, 2021. On May 21, 2021, the Company consummated the Initial Public Offering of 14,375,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including 1,875,000 Units that were issued pursuant to the underwrites’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $143,750,000, which is discussed in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,456,250 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Aries Acquisition Partners, Ltd. (the “Sponsor”), generating gross proceeds of $4,456,250, which is described in Note 5.

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

Transaction costs related to the issuances described above amounted to $11,248,466, consisting of $2,875,000 of cash underwriting fees, $6,468,750 of deferred underwriting fees, $1,369,500 of anchor investor offering costs and $535,216 of other costs. The Company was reimbursed $2,156,250 by the underwriters for such transaction costs. In addition, at September 30, 2021, $817,331 of cash was held outside of the Trust Account and is available for working capital purposes.

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Second Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Company will have until May 21, 2022 (or November 21, 2022 if the company extends the period to the maximum extent possible) to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per -share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Liquidity

As of September 30, 2021, the Company had $817,331 of cash held outside of the Trust Account and a working capital of $992,103.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of $300,000 under an unsecured and non-interest bearing promissory note (see Note 6). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account and proceeds available to the Company under the Working Capital Loan (as defined in Note 6).

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements as of May 21, 2021 and June 30, 2021 to classify all Class A ordinary shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity. The Company also recorded additional offering costs related to the excess of fair value over purchase price for the sale of indirect interests in the Founder Shares by the Sponsor to certain anchor investors in connection with their participation in the Company’s Initial Public Offering that was not previously accounted for (see Note 6).

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The reclassification of amounts from permanent equity to temporary equity resulted in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses, or total operating, investing or financing cash flows. Further, the additional offering costs recorded in relation to the anchor investors also result in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position and investing or financing cash flows. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between Class A and Class B shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, Class A and Class B shares share pro rata in the income and losses of the Company.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	June 30, 2021
	As Previously
	Reported	Adjustments	As Restated
Balance Sheet (unaudited)
Class A ordinary shares subject to possible redemption (in shares)	$12,199,859	$2,175,141	$14,375,000
Class A ordinary shares subject to possible redemption	$121,998,590	$21,752,280	$143,750,870
Class A ordinary shares	218	(218)	—
Additional paid-in capital	8,132,003	(8,132,003)	—
Accumulated deficit	(3,132,572)	(13,620,059)	(16,752,631)
Total shareholders' equity (deficit)	5,000,008	(21,752,280)	(16,752,272)
Condensed Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	12,199,859	(5,810,970)	6,388,889
Basic and diluted net loss per share, Class A ordinary shares	$—	$(0.32)	$(0.32)
Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	5,768,891	(2,175,141)	3,593,750
Basic and diluted net loss per share, Class B ordinary shares	$(0.54)	$0.22	$(0.32)
Condensed Statement of Operations for the period from January 15, 2021 (inception) through June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	12,199,859	(8,736,004)	3,463,855
Basic and diluted net loss per share, Class A ordinary shares	$—	$(0.45)	$(0.45)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,768,891	(2,175,141)	3,593,750
Basic and diluted net loss per share, Class B ordinary shares	$(0.54)	$0.09	$(0.45)
Condensed Statement of Cash Flows for the period from January 15, 2021 (inception) through June 30, 2021 (unaudited)
Cash Flows from Operating Activites:
Net loss	$(3,132,572)	$(62,840)	$(3,195,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Expensed offering costs	$307,573	$62,840	$370,413
Supplemental disclosures of non-cash investing and financing activities:
Class A ordinary shares subject to possible redemption	$121,998,590	$(121,998,590)	$—
Accretion of Class A ordinary shares subject to redemption to redemption value	$—	$15,263,297	$15,263,297
Fair value of Founders Shares transferred to Anchor Investors	$—	$1,369,500	$1,369,500

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

	May 21, 2021
	As Previously
	Reported	Adjustments	As Restated
Balance Sheet
Class A ordinary shares subject to possible redemption (in shares)	12,199,859	2,175,141	14,375,000
Class A ordinary shares subject to possible redemption	$124,810,060	$18,939,940	$143,750,000
Class A ordinary shares	202	(202)	—
Additional paid-in capital	5,327,871	(5,327,871)	—
Accumulated deficit	(328,425)	(13,611,867)	(13,940,292)
Total shareholders' equity (deficit)	5,000,007	(18,939,940)	(13,939,933)

	For the period from January 15, 2021 (inception)
	through June 30, 2021
	As Previously
	Reported	Adjustments	As Restated
Statements of Operations (unaudited)
Expensed offering costs	$307,573	$62,840	$370,413
Loss from operations	(616,380)	(62,840)	(679,220)
Net loss	(3,132,572)	(62,840)	(3,195,412)

	Three Months Ended June 30, 2021
	As Previously
	Reported	Adjustments	As Restated
Statements of Operations (unaudited)
Expensed offering costs	$307,573	$62,840	$370,413
Loss from operations	(603,969)	(62,840)	(666,809)
Net loss	(3,120,161)	(62,840)	(3,183,001)

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The following tables summarize the effect of the restatement on the condensed statement of changes in stockholders’ equity as of the dates, and for the periods, indicated:

	Ordinary Shares
							Total
					Additional		Shareholders'
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
As Previously Reported:
Balance at January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Net loss	—	—	—	—	—	(12,411)	(12,411)
Balance at March 31, 2021	—	$—	3,593,750	$359	$24,641	$(12,411)	$12,589
Sale of 14,375,000 shares in Initial Public Offering, less fair value of public warrants, net of offering costs	14,375,000	1,438	—	—	130,104,732	—	130,106,170
Class A ordinary shares subject to possible redemption	(12,199,859)	(1,220)	—	—	(121,997,370)	—	(121,998,590)
Net loss	—	—	—	—	—	(3,120,161)	(3,120,161)
Balance at June 30, 2021	$2,175,141	$218	$3,593,750	$359	$8,132,003	$(3,132,572)	$5,000,008
Adjustments:
Balance at January 15, 2021 (inception)	$—	$—	$—	$—	$—	$—	$—
Fair value of Founders Shares transferred to Anchor Investors	—	—	—	—	1,369,500	—	1,369,500
Net loss	—	—	—	—	—	—	—
Balance at March 31, 2021	—	$—	—	$—	$1,369,500	$—	$1,369,500
Sale of 14,375,000 shares in Initial Public Offering, less fair value of public warrants, net of offering costs	(14,375,000)	(1,438)	—	—	(130,104,732)	—	(130,106,170)
Class A ordinary shares subject to possible redemption	12,199,859	1,220	—	—	121,997,370	—	121,998,590
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	311,937	—	311,937
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(1,706,078)	(13,557,219)	(15,263,297)
Net loss	—	—	—	—	—	(62,840)	(62,840)
Balance at June 30, 2021	(2,175,141)	$(218)	—	$—	$(8,132,003)	$(13,620,059)	$(21,752,280)
As Restated:
Balance at January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Fair value of Founders Shares transferred to Anchor Investors	—	—	—	—	1,369,500	—	1,369,500
Net loss	—	—	—	—	—	(12,411)	(12,411)
Balance at March 31, 2021	—	$—	$3,593,750	$359	$1,394,141	$(12,411)	$1,382,089
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	311,937	—	311,937
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(1,706,078)	(13,557,219)	(15,263,297)
Net loss	—	—	—	—	—	(3,183,001)	(3,183,001)
Balance at June 30, 2021	—	$—	3,593,750	$359	$—	$(16,752,631)	$(16,752,272)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 20, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on May 24, 2021 and May 28, 2021. The interim results for the period from January 15, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Investments Held in Trust Account

As of September 30, 2021, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

All of the 14,375,000 shares of Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Allocated fair value of proceeds	$137,209,375
Less:
Issuance costs allocated to Class A ordinary shares	(8,721,802)
Plus:
Accretion of carrying value to redemption value	15,265,166
Class A ordinary shares subject to possible redemption	$143,752,739

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a Modified Monte Carlo simulation approach and the fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes model (see Note 10).

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $11,248,466 as a result of the Initial Public Offering (consisting of a $2,875,000 underwriting fee, $6,468,750 of deferred underwriting fees , $1,369,500 of anchor investor offering costs and $535,216 of other offering costs). The Company recorded $10,722,371 of offering costs as a reduction of equity in connection with the shares of Class A ordinary shares included in the Units. The Company immediately expensed $526,095 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

The Company was reimbursed $2,156,250 by the underwriters for offering costs associated with the Initial Public Offering. The Company recorded $2,000,569 of the reimbursement as a reduction of offering costs recorded to equity and $155,681 of the reimbursement as a reduction to expense. As such, net offering costs recorded to equity amounted to $8,721,802 and net expensed offering costs amounted to $370,414.

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income Per Ordinary Share

Net income per common share is computed by dividing net income by the weighted-average number of shares of ordinary shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, Class A and Class B ordinary shares are presented as one class of shares in calculating net income per share. As a result, the calculated net income per share is the same for Class A and Class B shares of ordinary shares. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

			For the period from
			January 15, 2021
	Three Months Ended		(inception) through
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$8,175,595	$2,043,899	$4,718,467	$2,305,615
Denominator:
Basic and diluted weighted average shares outstanding	14,375,000	3,593,750	7,354,651	3,593,750
Basic and diluted net income per share	$0.57	$0.57	$0.64	$0.64

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

SEPTEMBER 30, 2021

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

The carrying amounts reflected in the balance sheet for cash, prepaid expenses, and accounts payable and accrued expenses approximate fair value due to their short-term nature.

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

See Note 10 for additional information on assets and liabilities measured at fair value.

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 14,375,000 Units, which includes 1,875,000 Units that were issued pursuant to the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $143,750,000. Each Unit consisted of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

A total of eleven anchor investors purchased Units in the Initial Public Offering at the offering price of $10.00 per Unit. Pursuant to such Units, the anchor investors have not been granted any shareholder or other rights in addition to those afforded to the Company’s other public shareholders.

Each anchor investor has entered into a separate subscription agreement (the “Subscription Agreements”) with the Sponsor pursuant to which each anchor investor agreed to purchase a specified amount of shares of the Sponsor (the “Sponsor Shares”).

The Company estimated the fair value of the Sponsor Shares purchased by the anchor investors to be $1,369,500 or $2.49 per share. The excess of the fair value of the Sponsor Shares sold over the purchase price was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed immediately in the statement of operations. Offering costs allocated to the Public Shares were charged to shareholder’s equity upon the completion of the Initial Public Offering.

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from Trust Account would be used for such repayment. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

Forward Purchase Agreement

On May 18, 2021, the Company entered into a forward purchase agreement with Terra Carta Partners, LLC (“Terra Carta Partners”), which is affiliated with the Sponsor, pursuant to which Terra Carta Partners has agreed to purchase up to $50,000,000 of forward purchase shares (the “forward purchase shares”). Each forward purchase share will consist of one Class A ordinary share and will be sold at a purchase price of $10.00 per share in a private placement concurrently with the closing of the initial Business Combination. The obligations of Terra Carta Partners under the forward purchase agreement do not depend on whether any Class A ordinary shares held by public shareholders are redeemed by the Company and the amount of forward purchase shares sold pursuant to the forward purchase agreement will be subject to Terra Carta Partners’ sole discretion. The forward purchase shares will generally be identical to the Class A ordinary shares included in the Units being sold in this offering, except that they will be entitled to certain registration rights, as described in Note 7.

NOTE 7. COMMITMENTS

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 8. WARRANTS

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

At September 30, 2021, there were 7,187,500 Public Warrants and 4,456,250 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 9. SHAREHOLDER’S EQUITY

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 14,375,000 Class A ordinary shares issued and no shares outstanding, excluding 14,375,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 3,593,750 Class B ordinary shares issued and outstanding.

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 10. FAIR VALUE MEASUREMENT

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets
U.S. Treasury Securities	$145,190,239	$145,190,239	$—	$—
Liabilities
Warrant liability - Public Warrants	$—	$—	$—	$—
Warrant liability - Private Placement Warrants	$2,495,500	$—	$—	$2,495,500

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of September 30, 2021 after the Public Warrants were separately listed and traded.

The following table provides the significant inputs to the Modified Monte Carlo simulation for the fair value of the Public Warrants:

At May 21, 2021
(Initial
Measurement)
Stock price	$10.00
Exercise price	$11.50
Expected term (in years)	5.08
Volatility	14.6%
Risk-free rate	0.9%
Fair value of warrants	$0.91

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The following table provides the significant inputs to the Modified Black-Scholes method for the fair value of the Private Placement Warrants:

	At May 21, 2021
	(Initial
	Measurement)	At September 30, 2021
Stock price	$10.00	$9.98
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.08	5.08
Volatility	14.6%	10.3%
Risk-free rate	0.9%	1.0%
Fair value of warrants	$0.93	$0.56

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

			Warrant
	Private Placement	Public	Liabilities
Fair value at January 15, 2021 (inception)	$—	$—	$—
Initial measurement at May 21, 2021	4,144,313	6,540,625	10,684,938
Change in fair value	(1,648,813)	(6,540,625)	(8,189,438)
Fair value at September 30, 2021	$2,495,500	$—	$2,495,500

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $10,706,500 and $8,189,438 within change in fair value of warrant liabilities in the condensed statement of operations during the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021, respectively.

NOTE 11. SUBSEQUENT EVENTS

On November 15, 2021, the Company received a commitment from the Sponsor. The commitment provides for loans from the Sponsor to fund the Company’s working capital requirements. The Company may receive loans up to an aggregate of $600,000. The commitment will continue until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 15, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $10,219,494, which resulted from a gain on the change in fair value of warrant liabilities of $10,706,500 and interest income on the Trust Account of $1,869, offset in part by operating and formation costs of $488,875.

For the period from January 15, 2021 (inception) through September 30, 2021, we had net income of $7,024,082, which resulted from a gain on the change in fair value of warrant liabilities of $8,189,438 and interest income on the Trust Account of $2,739, offset in part by operating and formation costs of $797,682, and expensed offering costs of $370,413.

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

For the period from January 15, 2021 (inception) through September 30, 2021, net cash used in operating activities was $972,453, which was due to non-cash adjustments to net income related to interest income on investments held in the Trust Account of $2,739, changes in working capital of $174,772 and the change in fair value of warrant liabilities added back to net income of $8,189,438, partially offset by our net income of $7,024,082 and expensed offering costs added back to net income of $370,413.

For the period from January 15, 2021 (inception) through September 30, 2021, net cash used in investing activities of $145,187,500 was the result of the amount of net proceeds from the Initial Public Offering and the private placement sale of warrants being deposited to the Trust Account.

Net cash provided by financing activities for the period from January 15, 2021 (inception) through September 30, 2021 of $146,977,284 was comprised of $143,031,250 in proceeds from the issuance of Units in the Initial Public Offering net of underwriter's discount paid, $4,456,250 in proceeds from the issuance of warrants in a private placement, and proceeds from the issuance of a promissory note to our Sponsor of $129,886, offset in part by the payment of offering costs of $510,216 associated with the Initial Public Offering and repayment of the outstanding balance on the promissory note to our Sponsor of $129,886.

As of September 30, 2021, we had cash of $817,331 in our operating bank account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Ordinary Shares Subject to Possible Redemption

All of the 14,375,000 shares of Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such shares of Class A ordinary shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with our business combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

Net income per common share is computed by dividing net income by the weighted-average number of shares of ordinary shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, Class A and Class B ordinary shares are presented as one class of shares in calculating net income per share. As a result, the calculated net income per share is the same for Class A and Class B shares of ordinary shares. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 11,643,750 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

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

As of September 30, 2021, we were not subject to any market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the restatement of our May 21, 2021 balance sheet and unaudited financial statements as of and for the period ended June 30, 2021 related to the accounting for complex financial instruments, as described in Note 2 to the accompanying unaudited financial statements, which combined constitutes a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s audited financial statement as of May 21, 2021 and unaudited financial statements as of and for the period ended June 30, 2021 (the “Prior Reports”).

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than as described herein. In connection with the preparation of this Quarterly report, and as a result of recent SEC guidance, management has identified a material weakness in internal controls related to the accounting for complex financial instruments, as described in Note 2 to the accompanying unaudited financial statements. Although we have processes to identify and appropriately apply applicable accounting requirements, in light of this material weakness, the material weakness identified in our Prior Reports and the resulting restatements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our independent registered public accounting firm, our management and our audit committee concluded that we had a material weakness in our internal controls over financial reporting as of September 30, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

The Private Placement Warrants are identical to the warrants sold as part of the Units in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the IPO including the over-allotment option and the Private Placement Warrants, $146,768,750 was placed in the Trust Account.

Transaction costs related to the IPO amounted to $11,248,466, consisting of $2,875,000 of cash underwriting fees, $6,468,750 of deferred underwriting fees, of $1,369,500 for the excess fair value of founder shares attributable to the anchor investors and $535,216 of other costs. The Company was reimbursed $2,156,250 by the underwriters for such transaction costs.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aries I Acquisition Corporation

Date: November 19, 2021	By:	/s/ Randy Brinkley
Randy Brinkley
Chief Executive Officer

Aries I Acquisition Corporation

Date: November 19, 2021	By:	/s/ Nathan Smith
Nathan Smith
Chief Financial Officer