Form 10-Q/A
period 2021-09-30
Aries I Acquisition Corp.
filed 2022-03-31
CIK 1841867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

(Mark One)

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of March 30, 2022, there were 14,375,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 3,593,750 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Aries I Acquisition Corporation (the "Company") as of September 30, 2021 and for the three months and nine months ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 22, 2021 (the “Q3 Form 10-Q”).

On November 22, 2021, the Company filed the Q3 Form 10-Q, which included a Note 2, Restatement of Previously Issued Financial Statements (“Note 2”), that describes a restatement to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on May 21, 2021 as well as additional offering costs related to the excess of fair value over purchase price for the sale of indirect interests in the Founder Shares by the Sponsor to certain anchor investors in connection with their participation in the Company’s Initial Public Offering that was not previously accounted for. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by revising all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

On March 10, 2022, the Company's management and  the audit committee of the Company’s board of directors (the “Audit Committee”) identified that the Company's Q3 Form 10-Q issued on November 22, 2021 omitted the warrant liability associated with public warrants of the Company in error. As a result, the Company's management and the Audit Committee concluded that the Company’s previously issued unaudited interim financial statements included in the Q3 Form 10-Q, filed with the SEC on November 22, 2021, should no longer be relied upon and that it is appropriate to restate such previously issued unaudited interim financial statements.

The Company determined that none of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

The Company’s management has concluded that in light of the omission of the warrant liability associated with the recording of the public warrants of the Company described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective for the period noted above. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Quarterly Report on Form 10-Q/A.

Except as described above, this First Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this First Amendment does not reflect or purport to reflect any information or events occurring after the date of filing of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this First Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

ARIES I ACQUISITION CORPORATION

		Page
PART 1 - FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1
	Unaudited Condensed Statements of Operations for the Three Months ended September 30, 2021 and for the Period from January 15, 2021 (inception) Through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months ended September 30, 2021 and for the Period from January 15, 2021 (inception) Through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the Period from January 15, 2021 (inception) Through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
SIGNATURES		32

ARIES I ACQUISITION CORPORATION

CONDENSED BALANCE SHEET (AS RESTATED, SEE NOTE 2)

SEPTEMBER 30, 2021

(UNAUDITED)

ASSETS
Current assets:
Cash	$817,331
Prepaid expenses	256,242
Total current assets	1,073,573
Investments held in Trust Account	145,190,239
Total assets	$146,263,812

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$81,470
Total current liabilities	81,470
Warrant liabilities	6,448,625
Deferred underwriting fee payable	6,468,750
Total liabilities	12,998,845

Commitments (Note 7)
Class A ordinary shares subject to possible redemption, 14,375,000 shares at redemption value	143,752,739

Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 14,375,000 shares issued; no shares outstanding (excluding 14,375,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 issued and outstanding	359
Additional paid-in capital	—
Accumulated deficit	(10,488,131)
Total Shareholders' Deficit	(10,487,772)
Total Liabilities and Shareholders' Deficit	$146,263,812

The accompanying notes are an integral part of the unaudited condensed financial statements

ARIES I ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS (AS RESTATED, SEE NOTE 2)

(UNAUDITED)

		For the period from
		January 15, 2021
	Three Months Ended	(inception) through
	September 30, 2021	September 30, 2021
Operating and formation costs	$488,875	$797,682
Expensed offering costs	—	370,413
Loss from operations	(488,875)	(1,168,095)
Interest income on Trust Account	1,869	2,739
Change in fair value of warrant liabilities	6,753,375	4,236,313
Net income	$6,266,369	3,070,957

Basic and diluted weighted average shares outstanding, Class A ordinary shares	14,375,000	7,354,651
Basic and diluted net income per share, Class A ordinary shares	$0.35	$0.28
Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,593,750	3,593,750
Basic and diluted net income per share, Class B ordinary shares	$0.35	$0.28

The accompanying notes are an integral part of the unaudited condensed financial statements

ARIES I ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT) (AS RESTATED, SEE NOTE 2)

(UNAUDITED)

	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 15, 2021 (inception)	—	$—		$—		$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Fair value of Founders Shares transferred to Anchor Investors, as restated	—	—	—	—	1,369,500	—	1,369,500
Net loss	—	—	—	—	—	(12,411)	(12,411)
Balance at March 31, 2021	—	$—	$3,593,750	$359	$1,394,141	$(12,411)	$1,382,089
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	311,937	—	311,937
Accretion of Class A ordinary shares to redemption amount, as restated	—	—	—	—	(1,706,078)	(13,557,219)	(15,263,297)
Net loss	—	—	—	—	—	(3,183,001)	(3,183,001)
Balance at June 30,2021	—	$—	$3,593,750	$359	$—	$(16,752,631)	$(16,752,272)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,869)	(1,869)
Net income	—	—	—	—	—	6,266,369	6,266,369
Balance at September 30, 2021	—	$—	3,593,750	$359	$—	$(10,488,131)	$(10,487,772)

The accompanying notes are an integral part of the unaudited condensed financial statements

ARIES I ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS (AS RESTATED, SEE NOTE 2)

FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$3,070,957
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	370,414
Interest income on Trust Account	(2,739)
Change in fair value of warrant liabilities	(4,236,313)
Changes in operating assets and liabilities:
Prepaid expenses	(256,242)
Accounts payable and accrued expenses	81,470
Net cash used in operating activities	(972,453)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(145,187,500)
Net cash used in investing activities	(145,187,500)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	129,886
Repayment of promissory note - related party	(129,886)
Proceeds from initial public offering, net of underwriter's discount paid	143,031,250
Proceeds from sale of Private Placement Warrants	4,456,250
Payment of offering costs	(510,216)
Net cash provided by financing activities	146,977,284

Net Change in Cash	817,331
Cash - Beginning of Period	—
Cash - End of Period	$817,331

Supplemental disclosures of non-cash investing and financing activities:
Deferred underwriting fee payable	$6,468,750
Accretion of Class A ordinary shares subject to redemption to redemption value	$15,265,166
Fair value of Founders Shares transferred to Anchor Investors	$1,369,500
Offering costs in exchange for Class B ordinary shares	$359

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

The Company will have until May 21, 2022, (or November 21, 2022 if the Company extends the period of time to the maximum extent possible) to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per -share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As Previously Filed

In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements as of May 21, 2021 and June 30, 2021 to classify all Class A ordinary shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity. The Company also recorded additional offering costs related to the excess of fair value over purchase price for the sale of indirect interests in the Founder Shares by the Sponsor to certain anchor investors in connection with their participation in the Company’s Initial Public Offering that was not previously accounted for (see Note 6).

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The reclassification of amounts from permanent equity to temporary equity resulted in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows. Further, the additional offering costs recorded in relation to the anchor investors also result in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, and investing or financing cash flows. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between Class A and Class B shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, Class A and Class B shares share pro rata in the income and losses of the Company.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	June 30, 2021
	As Previously
	Reported	Adjustments	As Restated
Balance Sheet (unaudited)
Class A ordinary shares subject to possible redemption (in shares)	12,199,859	2,175,141	14,375,000
Class A ordinary shares subject to possible redemption	$121,998,590	$15,210,785	$137,209,375
Allocation of underwriter's discounts, offering costs and deferred fees to Class A shares	—	(8,721,802)	(8,721,802)
Immediate accretion to redemption value	—	15,262,427	15,262,427
Additional accretion to redemption value	—	870	870
Total Class A ordinary shares subject to possible redemption	121,998,590	21,752,280	143,750,870
Class A ordinary shares	218	(218)	—
Additional paid-in capital	8,132,003	(8,132,003)	—
Accumulated deficit	(3,132,572)	(13,620,059)	(16,752,631)
Total shareholders' equity (deficit)	5,000,008	(21,752,280)	(16,752,272)
Condensed Statement of Operations for the Three Months Ended June 30,2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	12,199,859	(5,810,970)	6,388,889
Basic and diluted net loss per share, Class A ordinary shares	$—	$(0.32)	$(0.32)
Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	5,768,891	(2,175,141)	3,593,750
Basic and diluted net loss per share, Class B ordinary shares	$(0.54)	$0.22	$(0.32)
Condensed Statement of Operations for the period from January 15, 2021 (inception) through June 30,2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	12,199,859	(8,736,004)	3,463,855
Basic and diluted net loss per share, Class A ordinary shares	$—	$(0.45)	$(0.45)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,768,891	(2,175,141)	3,593,750
Basic and diluted net loss per share, Class B ordinary shares	$(0.54)	$0.09	$(0.45)
Condensed Statement of Cash Flows for the period from January 15, 2021 (inception) through June 30,2021 (unaudited)
Cash Flows from Operating Activities:
Net loss	$(3,132,572)	$(62,840)	$(3,195,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Expensed offering costs	$307,573	$62,840	$370,413
Supplemental disclosures of non-cash investing and financing activities:
Class A common stock subject to possible redemption	$121,998,590	$(121,998,590)	$—
Accretion of Class A ordinary shares subject to redemption to redemption value	$—	$15,263,297	$15,263,297
Fair value of Founders Shares transferred to Anchor Investors	—	1,369,500	$1,369,500

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

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The following tables summarize the effect of the restatement on the condensed statement of changes in stockholders’ equity as of the dates, and for the periods, indicated:

	Ordinary Shares
							Total
					Additional		Shareholders'
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
As Previously Reported (unaudited):
Balance at January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Net loss	—	—	—	—	—	(12,411)	(12,411)
Balance at March 31, 2021	—	$—	3,593,750	$359	$24,641	$(12,411)	$12,589
Sale of 14,375,000 shares in Initial Public Offering, less fair value of public warrants, net of offering costs	14,375,000	1,438	—	—	130,104,732	—	130,106,170
Class A ordinary shares subject to possible redemption	(12,199,859)	(1,220)	—	—	(121,997,370)	—	(121,998,590)
Net loss	—	—	—	—	—	(3,120,161)	(3,120,161)
Balance at June 30, 2021	$2,175,141	$218	$3,593,750	$359	$8,132,003	$(3,132,572)	$5,000,008
Adjustments (unaudited):
Balance at January 15,2021 (inception)	$—	$—	$—	$—	$—	$—	$—
Fair value of Founders Shares transferred to Anchor Investors	—	—	—	—	1,369,500	—	1,369,500
Net loss	—	—	—	—	—	—	—
Balance at March 31, 2021	—	$—	—	$—	$1,369,500	$—	$1,369,500
Sale of 14,375,000 shares in Initial Public Offering, less fair value of public warrants, net of offering costs	(14,375,000)	(1,438)	—	—	(130,104,732)	—	(130,106,170)
Class A ordinary shares subject to possible redemption	12,199,859	1,220	—	—	121,997,370	—	121,998,590
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	311,937	—	311,937
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(1,706,078)	(13,557,219)	(15,263,297)
Net loss	—	—	—	—	—	(62,840)	(62,840)
Balance at June 30, 2021	(2,175,141)	$(218)	—	$—	$(8,132,003)	$(13,620,059)	$(21,752,280)
As Restated (unaudited):
Balance at January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Fair value of Founders Shares transferred to Anchor Investors	—	—	—	—	1,369,500	—	1,369,500
Net loss	—	—	—	—	—	(12,411)	(12,411)
Balance at March 31, 2021	—	$—	$3,593,750	$359	$1,394,141	$(12,411)	$1,382,089
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	311,937	—	311,937
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(1,706,078)	(13,557,219)	(15,263,297)
Net loss	—	—	—	—	—	(3,183,001)	(3,183,001)
Balance at June 30, 2021	—	$—	3,593,750	$359	$—	$(16,752,631)	$(16,752,272)

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Amendment No. 1

Upon review of its financial statements for the period ended September 30, 2021, the Company identified it had previously omitted the warrant liability associated with the Public Warrants of the Company in error. The Company has restated these financial statements to record the fair value of the Public Warrants on the balance sheet in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging — Contracts in Entity’s Own Equity as well as the change in fair value of the Public Warrants within the Statements of Operations in the period of change.

The omission of the fair value of the Public Warrants resulted in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position. Further, the correction of the omission of the fair value of the Public Warrants also results in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position. However, the omission of the fair value of the Public Warrants did have an impact on Company's condensed balance sheet, condensed statement of operations, condensed statement of changes in stockholders' equity (deficit), and condensed statement of cash flows (as shown below).

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	September 30, 2021
	As Previously		As Restated in
	Restated	Adjustments	Form 10-Q/A
Balance Sheet (unaudited)
Warrant liabilities	$2,495,500	$3,953,125	$6,448,625
Total liabilities	9,045,720	3,953,125	12,998,845
Accumulated deficit	(6,535,006)	(3,953,125)	(10,488,131)
Total shareholders' equity (deficit)	(6,534,647)	(3,953,125)	(10,487,772)
Condensed Statement of Operations for the period from January 15, 2021 (inception) through September 30,2021 (unaudited)
Change in fair value of warrant liabilities	$8,189,438	$(3,953,125)	$4,236,313
Net income	7,024,082	(3,953,125)	3,070,957
Basic and diluted net income per share, Class A ordinary shares	$0.64	$(0.36)	$0.28
Basic and diluted net income per share, Class B ordinary shares	$0.64	$(0.36)	$0.28
Condensed Statement of Operations for the three months ended September 30,2021 (unaudited)
Change in fair value of warrant liabilities	$10,706,500	$(3,953,125)	$6,753,375
Net income	10,219,494	(3,953,125)	6,266,369
Basic and diluted net income per share, Class A ordinary shares	$0.57	$(0.22)	$0.35
Basic and diluted net income per share, Class B ordinary shares	$0.57	$(0.22)	$0.35
Condensed Statement of Cash Flows for the period from January 15, 2021 (inception) through September 30, 2021 (unaudited)
Cash Flows from Operating Activities:
Net income	$7,024,082	$(3,953,125)	$3,070,957
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	$(8,189,438)	$3,953,125	$(4,236,313)

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The following tables summarize the effect of the restatement on the condensed statement of changes in stockholders’ equity (deficit) as of the dates, and for the periods, indicated:

	Ordinary Shares
							Total
					Additional		Shareholders'
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
As Previously Restated:
Balance at June 30,2021	—	$—	3,593,750	$359	$—	$(16,752,631)	$(16,752,272)
Re-measurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,869)	(1,869)
Net income	—	—	—	—	—	10,219,494	10,219,494
Balance at September 30, 2021	—	$—	3,593,750	$359	$—	$(6,535,006)	$(6,534,647)
Adjustments:
Balance at June 30,2021	—	$—	—	$—	$—	$—	$—
Net income	—	—	—	—	—	(3,953,125)	(3,953,125)
Balance at September 30,2021	—	$—	—	$—	$—	$(3,953,125)	$(3,953,125)
As Restated:
Balance at June 30,2021	—	$—	$3,593,750	$359	$—	$(16,752,631)	$(16,752,272)
Re-measurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,869)	(1,869)
Net income	—	—	—	—	—	6,266,369	6,266,369
Balance at September 30,2021, as restated (Note 2)	—	$—	3,593,750	$359	$—	$(10,488,131)	$(10,487,772)

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a Modified Monte Carlo simulation approach and the subsequent measurement of the Public Warrants as of September 30, 2021 uses an observable market quote in an active market under the ticker RAMMW. The fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes model (see Note 10).

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

Net Income Per Ordinary Share, As Restated - Amendment No. 1

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

			For the period from
			January 15, 2021
	Three Months Ended		(inception) through
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$5,013,095	$1,253,274	$2,062,933	$1,008,024
Denominator:
Basic and diluted weighted average shares outstanding	14,375,000	3,593,750	7,354,651	3,593,750
Basic and diluted net income per share	$0.35	$0.35	$0.28	$0.28

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

Each anchor investor has entered into separate a subscription agreement (the “Subscription Agreements”) with the Sponsor pursuant to which each anchor investor agreed to purchase a specified amount of shares of the Sponsor (the “Sponsor Shares”).

The Company estimated the fair value of the Sponsor Shares purchased by the anchor investors to be $1,369,500 or $2.49 per share. The excess of the fair value of the Sponsor Shares sold over the purchase price was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed immediately in the statement of operations. Offering costs allocated to the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

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

The Private Placement Warrants are identical to the Public Warrants included in the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable, or salable until 30 days after the completion of an initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

NOTE 9. SHAREHOLDERS’ EQUITY

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

NOTE 10. FAIR VALUE MEASUREMENT, AS RESTATED - AMENDMENT NO. 1

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets
U.S. Treasury Securities	$145,190,239	$145,190,239	$—	$—
Liabilities
Warrant liability - Public Warrants	$3,953,125	$3,953,125	$—	$—
Warrant liability - Private Placement Warrants	$2,495,500	$—	$—	$2,495,500

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The Company utilized a Modified Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker RAMMW. The quoted price of the Public Warrants was $0.55 per warrant as of September 30, 2021.

The Company utilizes a Modified Black-Scholes simulation model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

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

The following table provides the significant inputs to the Modified Monte Carlo simulation for the fair value of the Public Warrants:

At May 21, 2021
(Initial
Measurement)
Stock price	$10.00
Exercise price	$11.50
Expected term (in years)	5.08
Volatility	14.6%
Risk-free rate	0.9%
Fair value of warrants	$0.91

The following table provides the significant inputs to the Modified Black-Scholes method for the fair value of the Private Placement Warrants:

	At May 21, 2021
	(Initial
	Measurement)	At September 30, 2021
Stock price	$10.00	$9.98
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.08	5.08
Volatility	14.6%	10.3%
Risk-free rate	0.9%	1.0%
Fair value of warrants	$0.93	$0.56

The following table presents the changes in the fair value of warrant liabilities:

			Warrant
	Private Placement	Public	Liabilities
Fair value at January 15,2021 (inception)	$—	$—	$—
Initial measurement at May 21,2021	4,144,313	6,540,625	10,684,938
Change in fair value	(1,648,813)	(2,587,500)	(4,236,313)
Fair value at September 30,2021	$2,495,500	$3,953,125	$6,448,625

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The following table presents the changes in the fair value of the Company's Level 3 financial instruments that are measured at fair value:

Fair value at January 15, 2021 (inception)	$—
Initial measurement at May 21, 2021	10,684,938
Change in fair value	(4,236,313)
Transfer of Public Warrants to Level 1 measurement	(3,953,125)
Fair value as of September 30, 2021	$2,495,500

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $6,753,375 and $4,236,313 within change in fair value of warrant liabilities in the condensed statement of operations during the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021, respectively.

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

For the three months ended September 30, 2021, we had net income of $6,266,369, which resulted from a gain on the change in fair value of warrant liabilities of $6,753,375 and interest income on the Trust Account of $1,869, offset in part by operating and formation costs of $488,875.

For the period from January 15, 2021 (inception) through September 30, 2021, we had net income of $3,070,957, which resulted from a gain on the change in fair value of warrant liabilities of $4,236,313 and interest income on the Trust Account of $2,739, offset in part by operating and formation costs of $797,682, and expensed offering costs of $370,413.

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

For the period from January 15, 2021 (inception) through September 30, 2021, net cash used in operating activities was $972,453, which was due to non-cash adjustments to net income related to interest income on investments held in the Trust Account of $2,739, changes in working capital of $174,772 and the change in fair value of warrant liabilities added back to net income of $4,236,313, partially offset by our net income of $3,070,957 and expensed offering costs added back to net income of $370,413.

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

Forward Purchase Agreement

The Company accounts for the Forward Purchase Agreement (“FPA”) as an equity instrument indexed to the Company’s own ordinary shares based on an assessment of the specific terms of the FPA and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the FPA is a freestanding financial instrument pursuant to ASC 480 and meets the definition of a derivative asset or liability pursuant to ASC 480. Given that the ordinary shares included in the FPA do not contain any provisions which would preclude equity classification, such shares are classified in equity.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the restatement of our unaudited financial statements as of and for the period ended June 30, 2021 and September 30, 2021 related to the accounting for complex financial instruments and the recording of the fair value of the public warrants, as described in Note 2 to the accompanying unaudited financial statements, which constitutes a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that a deficiency in internal control over financial reporting existed relating to the recording of the fair value of the public warrants and the accounting treatment for complex financial instruments and that the failure to properly record and account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company's unaudited financial statements as of and for the period ended September 30, 2021.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than as described herein. The Company plans to enhance its processes to include an additional level of review to identify and ensure that all required transactions and disclosures are appropriately recorded  in its financial statements in accordance with the applicable accounting requirements. The Company’s plans at this time includes including a review checklist to document each level of review of the financial statements as well as an additional level of review performed by experienced accounting personnel. The elements of the remediation plan can only be accomplished over time, and the Company can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We have identified material weaknesses in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the Company’s Initial Public Offering, the Company accounted for a portion of the proceeds received from the offering as shareholders’ equity. Following the SEC’s guidance on this issue, management has identified errors in its historical financial statements and performed a quantitative assessment under SAB 99 concluding a restatement of the financial statements is required to reclassify such amounts as Class A ordinary shares subject to possible redemption and identified a material weakness in our internal controls over financial reporting. Additionally, the Company identified material weaknesses identified in relation to the accounting treatment of the purchase of Sponsor Shares by Anchor Investors and the recording of the fair value of the public warrants.

After consultation with our independent registered public accounting firm, management and the audit committee identified material weaknesses in our internal control over financial reporting related to the accounting for the warrants issued in connection with our Initial Public Offering,  the accounting treatment of the purchase of Sponsor Shares by Anchor Investors, and the recording of the fair value of the public warrants. Our internal control over financial reporting did not result in the proper accounting classification of the warrants and treatment of Sponsor Shares, which, due to its impact on our financial statements, we determined to be material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

Transaction costs related to the IPO amounted to $11,248,466, consisting of $2,875,000 of cash underwriting fees, $6,468,750 of deferred underwriting fees, of $1,369,500 for the excess fair value of Sponsor Shares attributable to the anchor investors and $535,216 of other costs. The Company was reimbursed $2,156,250 by the underwriters for such transaction costs.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q/A.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

Aries I Acquisition Corporation

Date: March 30, 2022	By:	/s/ Randy Brinkley
Randy Brinkley
Chief Executive Officer

Aries I Acquisition Corporation

Date: March 30, 2022	By:	/s/ Nathan Smith
Nathan Smith
Chief Financial Officer