Form 10-K
period 2021-12-31
Aries I Acquisition Corp.
filed 2022-03-31
CIK 1841867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 001-40421

ARIES I ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1578649
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

, Cayman Islands KY-1003
90 N. Church Street, P.O. Box 10315 Grand Cayman, Cayman Islands KY-1003	KY-1003
(Address of Principal Executive Offices)	(Zip Code)

(630) 386-5288
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant	RAMMU	The Nasdaq Stock Exchange LLC
Class A ordinary shares, par value $0.0001 per share	RAM	The Nasdaq Stock Exchange LLC
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	RAMMW	The Nasdaq Stock Exchange LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the ordinary shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2021 was approximately $144,468,750.

As of March 31, 2022, there were 14,375,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 3,593,750 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ARIES I ACQUISITION CORPORATION

ARIES I ACQUISITION CORPORATION

CERTAIN TERMS

References to the “Company,” "Aries," “our,” “us” or “we” refer to Aries I Acquisition Corporation, a blank check company incorporated in the Cayman Islands on January 15, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “sponsor” or “Sponsor” refer to Aries Acquisition Partners, Ltd., a Cayman Islands exempted company. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” or “Public Offering” refer to our initial public offering, which closed on May 21, 2021 (the “Closing Date”). References to “public shares” are to shares of our Class A ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our public shares.

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. In particular, statements relating to our liquidity and capital resources, the performance of our properties and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We caution investors that any forward-looking statements presented in this annual report are based on management’s current beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you therefore against relying on any of these forward-looking statements. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claim of third parties; or

ARIES I ACQUISITION CORPORATION

●	our financial performance following our initial public offering.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. They are based on estimates and assumptions only as of the date of this annual report. We undertake no obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.

ARIES I ACQUISITION CORPORATION

Item 1. Business.

General

We are a newly incorporated blank check company, incorporated as a Cayman Islands exempted company, incorporated for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

On December 13, 2021, as disclosed in our Form 8-K filed with the Securities and Exchange Commission on December 13, 2021, Aries I Acquisition Corporation (“Aries”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Aries, Aries I Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Aries, and Infinite Assets, Inc., a Delaware corporation (“Infinite”). In accordance with the terms and subject to the conditions of the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), each issued and outstanding share of common stock of Infinite will automatically be converted into a number of shares of Class A common stock of New Infinite (as defined below) equal to an exchange ratio determined by dividing (A) the quotient of (x) $525,000,000 divided by (y) the number of shares of Class A common stock of Infinite outstanding immediately prior to the Closing (after giving effect to the conversion of certain outstanding promissory notes) by (B) $10.00 per share (the “Merger Consideration”).

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “Business Combination”): (i) immediately prior to the Closing, Aries will change its jurisdiction of incorporation by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a corporation under the laws of the State of Delaware, upon which Aries will change its name to “InfiniteWorld, Inc.” (“New Infinite”), and (ii) at the Closing, in accordance with the Delaware General Corporation Law, as amended (the “DGCL”), Merger Sub will merge with and into Infinite with Infinite surviving the merger as a direct, wholly-owned subsidiary of New Infinite.

The obligation of Aries and Infinite to consummate the Business Combination pursuant to the Merger Agreement is subject to the satisfaction or waiver of certain closing conditions, including, among others: (i) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (the “HSR Act”); (ii) approval of the Business Combination and related agreements and transactions (as more particularly set forth in the Merger Agreement) by the respective shareholders of Aries and Infinite; (iii) the listing or receipt of approval for listing of New Infinite’s shares of Class A common stock on the Nasdaq Stock Exchange; and (iv) the conversion of Infinite’s outstanding convertible notes into Infinite common stock.

The Merger Agreement contains certain covenants, including, among others, providing for: (i) the parties to conduct their respective businesses in the ordinary course through the Closing; (ii) Infinite to provide to Aries and its representatives reasonable access through the Closing to Infinite’s properties, books, records and personnel; (iii) Infinite to prepare and deliver certain of its audited financial statements; (iv) the parties to use commercially reasonable best efforts to make all required filings pursuant to the HSR Act and to request early termination of all waiting periods applicable under the HSR Act.; (v) Aries and Infinite to prepare, and Aries to file, a registration statement on Form S-4 and the proxy statement in connection with the Business Combination and Aries to take certain other actions to obtain the requisite approval of Aries shareholders of certain proposals regarding the Business Combination; (vi) Aries to adopt, subject to the approval of its shareholders, the New Infinite Incentive Plan and an employee stock purchase plan; (vii) Aries to use all reasonable best efforts to cause the extensions to be effected, including causing the Sponsor to fund the extensions pursuant to the terms of Aries’ Amended and Restated Memorandum and Articles of Association (the “A&R Memorandum”) to extend the period of time for Aries to consummate a business combination; and (viii) the parties to not initiate any negotiations or enter into any agreements for certain alternative transactions. The Merger Agreement contains customary representations and warranties by Aries, Merger Sub, and Infinite. The representations and warranties of the respective parties to the Merger Agreement will not survive the Closing.

The Merger Agreement may be terminated under certain limited circumstances prior to the Closing, including, among others, (i) by mutual written consent of Aries and Infinite, (ii) by either Aries or Infinite if there is in effect any law or final, non-appealable order, judgment, injunction, decree, writ, ruling, stipulation, determination or award issued, promulgated, made, rendered or entered into by any court or other tribunal of competent jurisdiction that permanently restrains, enjoins, makes illegal or otherwise prohibits the consummation of the Business Combination, (iii) by either Aries or Infinite if the Closing has not occurred on or before November 21, 2022, (iv) by either Aries or Infinite if certain approvals of Aries’s shareholders are not obtained, (v) by Aries if the amendment to Infinite’s convertible notes and the related note purchase agreement is not executed and delivered by January 13, 2022 and (vi) by

ARIES I ACQUISITION CORPORATION

Infinite if the date for Aries to complete its business combination is not extended pursuant to the terms of the A&R Memorandum. The foregoing description of the merger agreement is qualified in its entirety by reference to the full text of the Agreement and Plan of Merger.

Redemption Rights for Holders of Public Shares Upon Consummation of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.10 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.

Conduct of Redemptions Pursuant to Tender Offer Rules

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated articles of incorporation: (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A under the Exchange Act, which regulates the solicitation of proxies.

Submission of Our Initial Business Combination to a Shareholder Vote

If we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. Our Sponsor has agreed to vote their Class B ordinary shares (“Founder Shares”) and any public shares purchased during or after the Public Offering in favor of our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders, Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of our initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. If our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

ARIES I ACQUISITION CORPORATION

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Limitation on Redemption Rights Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined in Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to excess shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force the Company or management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Public Offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including excess shares) for or against the Company’s initial business combination.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the Public Offering to consummate our initial business combination. If we are unable to consummate our initial business combination within such 12 (or 18)-month period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate our initial business combination within the 12 (or 18)-month time period.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially

ARIES I ACQUISITION CORPORATION

represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Human Capital Disclosure

We currently have six executive officers: Randy Brinkley, Nathan Smith, Paul Wolfe, Andrew Lester, Josh Lewis and Ken Rosenblum. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, training, compensation and advancement is qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance.

Corporate Information

Our executive offices are located at 90 N. Church Street, P.O. Box 10315 Grand Cayman, Cayman Islands KY-1003and our phone number is (630) 386-5288. We maintain a website at ariescorp.io. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) available on our website as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Information contained on, or accessible through our website, is not incorporated by reference into and does not constitute a part of this annual report or any other report or documents we file with or furnish to the SEC. These documents may also be found on the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

You should carefully consider the following risks and other information in this annual report in evaluating us and our capital stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our business, financial condition or results of operations, and could, in turn, impact the trading price of our capital stock.

Summary Risk Factors

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team or their respective affiliates may not be indicative of futureperformance of an investment in us.
●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

ARIES I ACQUISITION CORPORATION

●	The requirement that we consummate an initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) (or such later date as approved by our shareholders) after the closing of the Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.
●	If we seek shareholder approval of our initial business combination, our initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	If the net proceeds of the Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 18 months following the closing of the Public Offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination

Risks Relating to our Consummation of or Inability to Consummate a Business Combination

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public shareholders do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

ARIES I ACQUISITION CORPORATION

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issues of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) after the closing of our Public Offering, or November 21, 2022, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of our Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get

ARIES I ACQUISITION CORPORATION

closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) outbreak and the status of debt and equity markets.

Since it was first reported to have emerged in December 2019, a novel strain of coronavirus, which causes COVID-19, has spread across the world, including the United States. The COVID-19 outbreak has resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis adversely affecting the economies and financial markets worldwide, potentially including the business of any potential target business with which we intend to consummate a business combination. Furthermore, we may be unable to complete a business combination at all if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or make it impossible or impractical to negotiate and consummate a transaction with the target company’s personnel, vendors and service providers in a timely manner, if at all. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may not be able to consummate our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) after the closing of our Public Offering, or November 21, 2022, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) after the closing of our Public Offering, or November 21, 2022. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

If we seek shareholder approval of our initial business combination, our Sponsor, initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NASDAQ rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in

ARIES I ACQUISITION CORPORATION

such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the completion of our Public Offering and the sale of the Private Placement Warrants and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

ARIES I ACQUISITION CORPORATION

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined in Section 13 of the Exchange Act ), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open-market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open-market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the Company under the circumstances.

Marcum, LLP, our independent registered public accounting firm, and the underwriters of our Public Offering will not execute agreements with us waiving such claims to the monies held in the Trust Account.

ARIES I ACQUISITION CORPORATION

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.10 per public share initially held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of the Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.10 per share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

ARIES I ACQUISITION CORPORATION

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per- share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of our Public Offering or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent consummating our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of our Public Offering, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are

ARIES I ACQUISITION CORPORATION

unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we pay in our initial business combination is fair to the Company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our Class A ordinary shares

ARIES I ACQUISITION CORPORATION

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability. The net proceeds from our Public Offering and the Private Placement Warrants provided us with $145,187,500 that we may use to complete our initial business combination (after taking into account the $2,875,000 of deferred underwriting commissions being held in the Trust Account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete

ARIES I ACQUISITION CORPORATION

the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination and that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require the approval of holders of 65% of our Ordinary shares, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not consummate our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) of the closing of our Public Offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

If we are unable to consummate our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of our Public Offering, our public shareholders may be forced to wait beyond 12 months (or up to 18 months if we extend the period of time to consummate a business combination) before redemption from our Trust Account can occur.

If we are unable to consummate our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of our Public Offering, the proceeds then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act In that case, investors may be forced to wait beyond 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of our Public Offering before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where shareholders have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our ordinary shares, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our Public Offering and the private placement of warrants into

ARIES I ACQUISITION CORPORATION

the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by holders of 65% of our ordinary shares entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares entitled to vote thereon. In all other instances, our amended and restated memorandum and articles of association may be amended by holders of a majority of our outstanding ordinary shares entitled to vote thereon, subject to applicable provisions of the Companies Act or applicable stock exchange rules. Our initial shareholders, who collectively beneficially own 20% of our Ordinary shares upon the closing of our Public Offering, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not consummate our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the Public Offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of permitted withdrawals), divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Certain agreements related to the Public Offering may be amended without shareholder approval.

Each of the agreements related to the Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without shareholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial shareholders, sponsor, officers and directors; the registration rights agreement among us and our initial shareholders; the Private Placement Warrants purchase agreement among us, our Sponsor and our initial shareholders; and the administrative services agreement among us, our Sponsor and an affiliate of our Sponsor. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the Founder Shares, Private Placement Warrants and other securities held by our initial shareholders, sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon closing of the Public Offering, our initial shareholders owned approximately 20% of our issued and outstanding Ordinary shares (assuming they do not purchase any units in the Public Offering). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional

ARIES I ACQUISITION CORPORATION

purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual meeting of shareholders to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting of shareholders, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, our results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders who choose

ARIES I ACQUISITION CORPORATION

to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Resources could be expended in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. However, the role of our key personnel in the target business cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or

ARIES I ACQUISITION CORPORATION

abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place, which could negatively impact the operations and profitability of our post-combination business.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we effect a business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’s home jurisdiction, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations
●	rules and regulations regarding currency redemption
●	complex corporate withholding taxes on individuals
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;

ARIES I ACQUISITION CORPORATION

●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks and wars; and
●	deterioration of political relations with the United States

Risks Relating to our Management Team

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

Information regarding our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team and their affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team or their affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current

ARIES I ACQUISITION CORPORATION

commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

In addition, our Sponsor and our officers and directors pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. We do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors and the members of our advisory board. We believe that our success depends on the continued service of our officers, directors and members of our advisory board, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other

ARIES I ACQUISITION CORPORATION

entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On January 20, 2021, our sponsor paid $25,000 to purchase 5,031,250 founder shares, or approximately $0.005 per share. In April 2021, our sponsor forfeited for no consideration 1,437,500 founder shares. Prior to the initial investment in the company of  $25,000 by the sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 14,375,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the Public Offering. Up to 468,750 of the founder shares were forfeitable depending on the extent to which the underwriters’ over-allotment was exercised. The over-allotment option was exercised in full on May 21, 2021; thus these shares are no longer subject to forfeiture The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has committed to purchase an aggregate of 4,456,250 private placement warrants, each exercisable for one Class A ordinary share at $11.50 per share, for an aggregate purchase price of  $4,456,250, or $1.00 per warrant, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the date that is 12 months (or up to 12 months (or up to 18 months if we extend the period of time to consummate a business combination) if we extend the period of time to consummate a business combination) after of the closing of the Public Offering nears, which is the deadline for our completion of an initial business combination.

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the date that is 12 months (or up to 18 months if we extend the period of time to consummate a business combination) after the closing of the Public Offering nears, which is the deadline for us to consummate our initial business combination.

Risks Relating to our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of our Public Offering or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of our public shares if we are unable to consummate our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of our Public Offering, subject to applicable law and as further described herein. In no other

ARIES I ACQUISITION CORPORATION

circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units are listed on the NASDAQ. Following the date that the Class A ordinary shares and warrants are eligible to trade separately, we anticipate that the Class A ordinary shares and warrants will be separately listed on the NASDAQ. Although we currently meet the minimum initial listing standards set forth in the NASDAQ listing standards, we cannot assure you that our securities will be, or will continue to be, listed on the NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on the NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount of shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NASDAQ’s initial listing requirements, which are more rigorous than the NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on the NASDAQ. For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock,” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NASDAQ, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use commercially reasonable efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information

ARIES I ACQUISITION CORPORATION

set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption from registration.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act. In the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use commercially reasonable efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold than upon a cash exercise.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance in which an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our Public Offering. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the Ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying Ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you do not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company about which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within 20 business days of the closing of an initial business combination.

The grant of registration rights to our initial shareholders and holders of our Private Placement Warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our Public Offering, our initial shareholders and their permitted transferees can demand that we register the Class A ordinary shares into which Founder Shares are convertible, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the Class A ordinary shares issuable upon exercise of

ARIES I ACQUISITION CORPORATION

such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the Ordinary shares owned by our initial shareholders, holders of our Private Placement Warrants or holders of our working capital loans or their respective permitted transferees are registered.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 479,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. Immediately after our Public Offering, there were 464,625,000 and 16,406,250 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B Ordinary shares are automatically convertible into Class A ordinary shares at the time of the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. Immediately after our Public Offering, there will be no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors in our Public Offering;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

We plan to reincorporate under Delaware law in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We plan to, in connection with our initial business combination and subject to requisite shareholder approval by special resolution under the Companies Act, reincorporate under Delaware law in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

ARIES I ACQUISITION CORPORATION

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

ARIES I ACQUISITION CORPORATION

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send proper notice of such redemption to the warrants holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

None of the Private Placement Warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 7,187,500 Class A ordinary shares as part of the units sold in the Public Offering and the Over-Allotment and, simultaneously with the closing of the Public Offering and the Over-Allotment, we issued an aggregate of 4,456,250 Private Placement Warrants, at $1.00 per warrant. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant.

To the extent we issue Ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

General Risk Factors

We are a recently formed blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed blank check company established under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to

ARIES I ACQUISITION CORPORATION

certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Provisions in our amended and restated memorandum and articles of association and Cayman Islands law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Cayman Islands law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our memorandum and articles of association and Cayman Islands law may have the effect of discouraging lawsuits against our directors and officers.

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

ARIES I ACQUISITION CORPORATION

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if  (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Because we are incorporated under the laws of the Cayman Islands, your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders’ derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely: (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities law of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of

ARIES I ACQUISITION CORPORATION

taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy or the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the Company’s Initial Public Offering, the Company accounted for a portion of the proceeds received from the offering as shareholders’ equity. Following the SEC’s guidance on this issue, management has identified errors in its historical financial statements and performed a quantitative assessment under SAB 99 concluding a restatement of the financial statements is required to reclassify such amounts as Class A ordinary shares subject to possible redemption and identified a material weakness in our internal controls over financial reporting. Additionally, the Company identified a material weaknesses identified in relation to the accounting treatment of the purchase of shares of our sponsor by Anchor Investors and the recording of the fair value of the public warrants.

After consultation with our independent registered public accounting firm, management and the audit committee identified material weaknesses in our internal control over financial reporting related to the classification of redeemable Class A Ordinary Shares, the accounting treatment of the purchase of shares of our sponsor by Anchor Investors, and the recording of the fair value of the public warrants. Our internal control over financial reporting did not result in the proper accounting classification of the redeemable Class A Ordinary Shares, treatment of shares of our sponsor, and recording of the fair value of the public warrants, which, due to its impact on our financial statements, we determined to be a material weakness.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at 90 N. Church Street, P.O. Box 10315 Grand Cayman, Cayman Islands KY-1003. We consider our current office space adequate for our current operations.

ARIES I ACQUISITION CORPORATION

Item 3. Legal Proceedings.

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.

Item 4. Mine Safety Disclosures.

Not applicable.

ARIES I ACQUISITION CORPORATION

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, ordinary shares, and warrants are each traded on the Nasdaq Capital Market ("Nasdaq") under the symbols “RAMMU,” “RAM,” and “RAMMW,” respectively.

Holders

As of March 31, 2022, we had one holder of record of our ordinary shares, one holders of record of our units, and three holders of record of our warrants.

Unregistered Sale of Equity Securities

Simultaneously with the closing of our initial public offering, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of 4,456,250 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $4,456,250. The Private Placement Warrants are identical to the Warrants included as part of the Units sold in the IPO, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the Class A Ordinary Shares issuable upon exercise of the warrants), subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised on a cashless basis and (iv) are entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds

On May 21,  2021, the Company consummated the initial public offering of 14,375,000 Units (the “Units” and, with respect to the Class A Ordinary shares included in the Units sold, the “Public Shares”), including 1,875,000 Units that were issued pursuant to the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $143,750,000.

Simultaneously with the closing of the initial public offering, we consummated the sale of 4,456,250 Private Placement Warrants at a price of $1.00 per warrant, generating gross proceeds of $4,456,250.

The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $2,875,000 in the aggregate upon the closing of the Initial Public Offering.

On January 20, 2021, we issued an unsecured promissory note to our Sponsor (the “Promissory Note”), pursuant to which we received proceeds of $300,000 to cover expenses related to the initial public offering. The outstanding balance under the Promissory Note of $129,886 was repaid on June 7, 2021.

Transaction costs related to the issuances described above amounted to $11,248,466 consisting of $2,875,000 of underwriting fees, $6,468,750 of deferred underwriting fees, $1,369,500 of anchor investor offering costs and $535,216 of other offering costs. After deducting the underwriting discounts and commissions and offering expenses, the total net proceeds from the initial public offering and the sale of the Private Placement Warrants $146,768,750 (or $10.10 per share sold in the initial public offering) was placed in the Trust Account.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition and will be within the discretion of our board of directors. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

ARIES I ACQUISITION CORPORATION

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

[Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this annual report. See “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in this annual report. Our management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future.

Overview

We are a blank check company incorporated on January 15, 2021 as a Cayman Islands exempted company and formed for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the "Initial Public Offering") and the private placement of the Private Placement Warrants (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 15, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 15, 2021 (inception) through December 31, 2021, we had net loss of $494,669 which resulted from operating and formation costs of $1,964,312, and expensed offering costs of $370,413, offset in part by a gain on the change in fair value of warrant liability of $1,834,250 and interest income on the Trust Account of $5,806.

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

ARIES I ACQUISITION CORPORATION

total of $146,768,750 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”).

For the period from January 15, 2021 (inception) through December 31, 2021, net cash used in operating activities was $1,533,532, which was due to non-cash adjustments to net loss related to interest income on investments held in the Trust Account of $5,806, the change in fair value of warrant liabilities of $1,834,250, and net loss of $494,669 partially offset by our changes in working capital of $430,779 and expensed offering costs added back to net loss of $370,413.

For the period from January 15, 2021 (inception) through December 31, 2021, net cash used in investing activities of $145,187,500 was the result of the amount of net proceeds from the Initial Public Offering and the private placement sale of warrants being deposited to the Trust Account.

Net cash provided by financing activities for the period from January 15, 2021 (inception) through December 31, 2021 of $146,977,284 was comprised of $143,031,250 in proceeds from the issuance of Units in the Initial Public Offering net of underwriter’s discount paid, $4,456,250 in proceeds from the issuance of warrants in a private placement, and proceeds from the issuance of a promissory note to our Sponsor of $129,886, offset in part by the payment of offering costs of $510,216 associated with the Initial Public Offering and repayment of the outstanding balance on the promissory note to our Sponsor of $129,886.

As of December 31, 2021, we had cash of $256,252 in our operating bank account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We may have insufficient funds available to operate our business prior to our initial business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the earlier of the consummation of a Business Combination or one year from this filing. In order to finance transaction costs in connection with an intended initial business combination, our sponsor, its affiliates, our officers or certain of our directors may, but are not obliged to, loan to us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon the completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

Contractual Obligations

Promissory Note—Related Party

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

Deferred Fees

The underwriters of the initial public offering are entitled to a deferred fee $6,468,750. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources..

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Significant estimates included in the financial statements include warrant liabilities and derivative financial instruments.

ARIES I ACQUISITION CORPORATION

Class A Ordinary Shares Subject to Possible Redemption

All of the 14,375,000 Class A ordinary shares sold as part of the units in our initial public offering and subsequent partial exercise of the underwriters' over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480"), redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The Company utilized a Modified Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants is classified as Level 1 due to the use of an observable market quote in an active market under the ticker RAMMW. The Company utilizes a Modified Black-Scholes simulation model to value the Private Placement Warrants.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Class A ordinary shares is excluded from net loss per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net loss per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 11,643,750 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events.

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

ARIES I ACQUISITION CORPORATION

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2024 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the fiscal year ended December 31, 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2021, we were not subject to any market or interest rate risk.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is included in our consolidated financial statements and the notes thereto beginning on page F-1 in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and the recording of the fair value of the public warrants as described in the Explanatory Note in our Quarterly Report Form 10-Q/A filed on March 30, 2022. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

ARIES I ACQUISITION CORPORATION

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Due to the material weaknesses in internal controls related to the accounting for complex financial instruments and recording of the fair value of pubic warrants, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. In addition, management plans at this time includes including a review checklist to document each level of review of the financial statements as well as an additional level review performed by experienced accounting personnel. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

Our officers, directors and director nominees are as follows:

Name	Age	Position
Randy Brinkley	76	Chief Executive Officer and Director
Nathan Smith	36	Chief Financial Officer
Paul Wolfe	58	Chief Operating Officer and Director
Andy Lester	66	Chief Risk Officer and Director
Josh Lewis	48	Chief Information Officer
Ken Rosenblum	57	General Counsel and Secretary
Thane Ritchie	55	Chairman
Dan Tapiero	52	Director
Ray Conley	49	Director
Aaron Ratner	47	Director
Mark Mykityshyn	63	Director
Dan Webb	75	Director

Officers

Thane Ritchie, Chairman

Mr. Ritchie has been a director since January 2021. Mr. Ritchie has extensive experience in both public and private markets in all phases of company growth including seed capital, growth capital, secondary markets, mergers and acquisitions (“M&A”), trade sales and public exits.

Mr. Ritchie has participated in early stage / venture funding and investing in the pre-IPO stages of companies such as Facebook, Cambridge Quantum Computing, Twitter, eHarmony, Spotify, Pinterest, and StubHub. He also has provided private capital solutions to

ARIES I ACQUISITION CORPORATION

Fortune 100 companies like Shell Oil and Allstate. Mr. Ritchie has significant experience in vetting companies for potential acquisitions and has developed several innovative funding models. He has over a decade of experience in the SPAC marketplace specifically in private investment in public equity (“PIPE”) transactions, warrants and the de-SPAC process.

From 2015-2018, Mr. Ritchie was a director of Rhone Capital Management and in February 2018, he founded Ritchie Capital Management. Ritchie has served on multiple private company boards and currently is CEO and has sat on the board of Global Investment Capital Corp (TSX: GLIN) since June 2017. Mr. Ritchie attended both Fullerton College and Duke University and graduated with a B.A. from Wheaton College.

Randy Brinkley, Chief Executive Officer and Director

Mr. Brinkley has been a director since May 2021. Mr. Brinkley established Brinkley & Associates Company as a private investment and aerospace consulting firm in August 2004. Mr. Brinkley is also a limited partner and member of the Operational Executive Board for J.F. Lehman Company LLC, a private defense and aerospace equity investment firm. Mr. Brinkley is also a member of the U.S. Space Board of Directors.

Mr. Brinkley was formerly President of Boeing Satellite Systems Inc. (“BSS”), the world’s largest manufacturer of commercial communication satellites. Prior to that, he was the Senior Vice President of Programs for Hughes Space and Communications Company. Mr. Brinkley was the NASA Program Manager for the International Space Station (“ISS”) from 1994 until 1999. During his time at Nasa, Mr. Brinkley received many awards for his service. From 1990 to 1992, Mr. Brinkley managed research and development activities for Advanced Aircraft systems and technologies at the McDonnell Douglas Aircraft Company.

Mr. Brinkley served in the U.S. Marine Corps for 25 years before retiring as a Colonel. As a company commander, Mr. Brinkley led combat operations in the Republic of Vietnam before entering the U.S. Air Force pilot training program. Mr. Brinkley received his B.S. degree from the University of North Carolina and a M.S. degree from Boston University and graduate level studies in strategic defense and international relations at the Naval War College. Mr. Brinkley also graduated the Marine Corps School of Engineering and, as a Marine Corp Aviator, he graduated from the Navy Fighter Weapons School (TOPGUN). He also graduated from the Marine Corp Amphibious Warfare School and NATO Defense College. In addition, Mr. Brinkley also was a Strategic Studies Fellow at the Naval War College. Mr. Brinkley was selected to serve on the Board of Directors due to his experience in the aerospace industry.

Paul Wolfe, Chief Operating Officer and Director

Mr. Wolfe has been a director since October 2021. Mr. Wolfe has deep experience in both public and private markets and in all phases of company growth including seed capital, growth capital, secondary markets, M&A, trade sales, PIPE transactions, warrants, and public exits. As a Principal for over a decade at Ritchie Capital Management, a global multi-strategy alternative investment platform, Mr. Wolfe managed its private equity / venture capital, real estate, energy, and insurance teams. Additionally, Mr. Wolfe is the former COO of Mission Measurement, a leading strategy advisory firm recognized globally for its leadership in the design, measurement, and evaluation of the investments of corporations, foundations, and governments targeting a social impact. Mr. Wolfe also worked at GE Capital, where he served as Deal Manager for several GE investments in telecommunications in Latin America and Europe. Post-transaction service included appointment as Board Director and the Integration Manager (Interim COO) for several GE investments in the region. At Bain & Company, Mr. Wolfe served as a strategy consultant in the U.S. and Brazil. He holds a B.A. from Williams College and a M.B.A. from the University of Chicago Booth School of Business.

Andy Lester, Chief Risk Officer and Director

Mr. Lester has been a director since July 2021. Mr. Lester has over 40 years of experience building and managing businesses and both training and hiring the individuals within the business units. His background is diverse having started in public accounting, working as an analyst then a manager for Fortune 500 companies before moving to Wall Street. He, along with his brother, built a 10 person team at Donaldson, Lufkin & Jenrette (“DLJ”) that specialized in providing research coverage to hedge funds, family offices, and managing retail capital for 17 years. After DLJ was sold to Credit Suisse, their team moved to ABN-AMRO where he was Managing Director and Co-Head of Hedge Fund sales and research.

ARIES I ACQUISITION CORPORATION

After, he was COO of Sigma Capital, a division of SAC Capital Advisors and later a Portfolio Manager at the firm, responsible for investing in syndicate deals globally. He was COO of Convector Capital and Co-founder of two hedge funds. He was Co-Head Origination & Investments at ShareNett.

He earned a B.S. in Accounting from Brooklyn College, a M.B.A. from the State University of New York at Albany and is a certified public accountant (“CPA”) in New York State.

Josh Lewis, Chief Information Officer

Mr. Lewis has 25 years of experience evaluating, implementing, designing and building software, data analytics, and machine learning systems for leading organizations in several industries around the world, including financial services, health care, oil and gas, natural resources, utilities, government, and construction. As CEO of Level49, a consulting group, he advises investment funds on software, AI, and analytics companies, testifies as an expert witness in technology litigation, and provides technology services.

Prior to Level49, he was the Chief Technology Officer (“CTO”) at Enstoa, a global technology consulting firm serving the capital projects industry. He also led data engineering and analytics at Davidson Kempner Capital Management, an alternative asset management firm, and drove technology initiatives at CIBC World Markets, a global investment bank.

Mr. Lewis received a B.A. in Psychology from UC San Diego and an M.B.A. program at Columbia Business School and London Business School.

Nathan Smith, Chief Financial Officer

Mr. Smith brings extensive leadership experience in operations, fund management, financial analysis, and strategic consulting across a number of industries.

Mr. Smith serves as the Managing Director and CFO of 60 Degrees, a provider of strategic financial capital and human resources to alternative investment funds, family offices, and their underlying portfolio companies. Mr. Smith serves on the board of a number of the portfolio companies, both public and private, including those specializing in technology, real estate and financial sectors.

Prior to 60 Degrees Group, Mr. Smith was the Managing Director of a private fiduciary company. He was also the Senior Vice President of a privately held, full-service bank overseeing analysis and allocation. Prior to his time at the private bank, Mr. Smith was a manager with PricewaterhouseCoopers. He also spent four years as an Active Duty Airman in the United States Air Force where he specialized in deploying information technology in forward locations and intrusion detection / penetration testing.

Mr. Smith is involved with several charitable organizations, notably serving on the board of the Cayman Islands chapter of 100 Men Who Give a Damn. Mr. Smith is a licensed CPA in the State of New Jersey, holds the TEP designation from the Society of Trust and Estate Professionals and received an M.B.A. in Finance from Monmouth University.

Ken Rosenblum, General Counsel and Secretary

Mr. Rosenblum has been our General Counsel and Secretary since January 2021. Mr. Rosenblum is a New York City-based corporate and securities attorney with over 25 years of broad experience in mergers and acquisitions, debt and equity capital markets, senior lending, venture capital, private equity, private investment funds and SEC regulatory and compliance matters. Mr. Rosenblum currently advises a family office on their venture capital and private equity investments. Previously, he served as the General Counsel of Ritchie Capital Management, a global multi-strategy alternative investment platform, and was a partner at Sonnenschein in New York City, where he advised public and private companies and completed transactions in numerous industries including media, telecom, technology, energy, healthcare and insurance. Mr. Rosenblum began his legal career as a corporate lawyer at the New York and London offices of Weil Gotshal & Manges LLP and Fried, Frank, Harris, Shriver & Jacobson LLP. He has also worked in Silicon Valley representing tech and biotech start-up companies.

Mr. Rosenblum is licensed to practice law in the State of New York. Mr. Rosenblum received a B.A. from Lehigh University and a J.D. from Fordham University School of Law. He is an active supporter of several local institutions and organizations, including The Horace Mann School.

ARIES I ACQUISITION CORPORATION

Dan Tapiero, Director

Mr. Tapiero has been a director since May 2021. Mr. Tapiero is currently the CEO and Managing Partner of 10T Holdings, a fund that he is launching that will own private equity of mid-to late-stage companies operating in the digital asset ecosystem. He is also the Managing Partner of DTAP Capital Advisors, a global macro investment fund he launched in 2004 that currently holds his personal investments.

He is the Co-Founder and current board member of Gold Bullion International (“GBI”) (2009), an institutional-grade physical precious metals platform that is integrated with the world’s top wealth managers, custodians, and e-commerce companies. Mr. Tapiero was also a co-founder (in 2006) along with Stan Druckenmiller and Goldman Sachs of the Agricultural Company of America (“AGCoA”). In his 28-year career, Mr. Tapiero has worked as a Global Macro Portfolio Manager and Analyst with a number of well-known investors, such as Stan Druckenmiller (Duquesne Capital), Michael Steinhardt (Steinhardt Capital), Julian Robertson (Tiger Management), Steve Cohen (SAC Capital), and Lord Rothschild (RIT Capital).

Mr. Tapiero graduated Phi Beta Kappa from Brown University, where he also earned his master’s degree in European History. He has been on the board of trustees of the Lawrenceville School for the past 11 years and currently chairs the investment committee. Mr. Tapiero was selected to serve on the Board due to his vast experience in private equity.

Ray Conley, Director

Mr. Conley has been a director since May 2021. Mr. Conley is the CEO of Benetic Inc., a financial services technology company serving the retirement market. Previously, Mr. Conley led a specialty finance firm, Finance Technology Leverage LLC and Creekstone Capital Management, a registered investment advisor. Prior to Creekstone, Mr. Conley was a fund manager at Palo Alto Investors and a private equity and venture capital partner at Oak Hill Capital.

He has led over two dozen venture capital and leveraged buyout investments creating over $6 billion in market value, including Financial Engines (NASDAQ: FNGN), Telephia (NASDAQ: NLSN), and Limelight Networks (NASDAQ: LLNW)., and currently serves on the board of directors of Reciprocity, Inc.

Ray received his B.S. and M.S. in Aerospace Engineering with a concentration in Economics from Massachusetts Institute of Technology. He is the inventor of the air-breathing ion rocket engine and has published research on the cause of aortic aneurysms. Ray is a member of the Honorable Order of Kentucky Colonels and is a holder of the right to use the Chartered Financial Analyst designation. Mr. Conley was selected to serve on the Board due to his experience in venture capital and leveraged buyout investments.

Dr. Mark Mykityshyn, Director

Mr. Mykityshyn has been a director since May 2021. Dr. Mykityshyn is the CEO and Managing Partner of Endeavor Technology Group, LLC, a private investment firm that provides flexible capital solutions and strategic support for middle-market, technology-centric businesses in the aerospace, defense, and cybersecurity sectors.

In his various roles, he has served as Managing Partner, CEO, Chairman, Co-Chairman, and Executive Chairman, developing and executing strategies to help orchestrate substantive exits for multiple companies. Among others, he: co-founded Backwire, Inc., that sold to Leap Wireless International (NASDAQ: LWIN); co-wrote the business plan for the company that became WebMD (NASDAQ: WBMD); was on the pre-finance team and investor #4 in Endeca Technologies, Inc., a $1 billion+ sale to Oracle Corporation (NASDAQ: ORCL); helped lead the growth of DataPath, Inc. as Co-Chairman to over 500 employees and a $300 million revenue run rate within 20 months, resulting in the institutional IPO of the company.

A graduate of the U.S. Naval Academy, he earned his Doctorate in Systems Engineering, minor in Aerospace Engineering, from the Georgia Institute of Technology. He also earned a Master’s degree from the Science, Technology & Public Policy Program at Harvard’s Kennedy School of Government, and the degrees of Engineer of and Master of Science in Aeronautics and Astronautics from the Massachusetts Institute of Technology. Dr. Mykityshyn was selected to serve on the Board due to his knowledge in Aerospace Engineering and experience in private equity.

ARIES I ACQUISITION CORPORATION

Dan Webb, Director

Mr. Webb has been a director since May 2021. Dan Webb is a trial attorney and co-executive chairman of Winston & Strawn LLP. Prior to joining the firm in 1985, Mr. Webb served as the U.S. Attorney for the Northern District of Illinois. His practice concentrates in the areas of major commercial, civil, regulatory and white-collar criminal cases. Mr. Webb has been appointed by courts to act as a Special Prosecutor or in a similar capacity on five occasions. Mr. Webb has received numerous awards and recognitions, including BTI Client Service All-Star in 2017, and he was a 2010 recipient of the Inns of Court Professionalism Award. Mr. Webb is a Fellow of the American College of Trial Lawyers and the International Academy of Trial Lawyers. Mr. Webb previously served on the board of directors from Equal Justice Works from 2011 to 2017 and in 2008 he chaired the Chicago Bar Association’s Campaign for Justice. Mr. Webb is also on the board of directors of The Shirley Ryan Rehabilitation Institute since 2018. Mr. Webb earned his JD from Loyola University, Chicago. Mr. Webb was selected to serve on the Board due to his business experience.

Aaron Ratner, Director

Mr. Ratner has been a director since October 2021. Mr. Ratner brings over 20 years of global investment and development experience. From July 2020 to present, Mr. Ratner has been the President of Cross River Infrastructure Partners LLC, a platform of development companies deploying climate technology into sustainable infrastructure projects across carbon capture, clean fuels, clean energy and sustainable alternative protein. From November 2017 to present, Mr. Ratner has served as the ClimateTech Venture Partner at Vectr Ventures, a Hong Kong-based venture capital investment fund manager. While at Vectr Ventures he has led investments in carbon utilization and transformation, pollination technology and sustainable protein production. From June 2016 to April 2020, Mr. Ratner was the Director and then the Managing Director, and Head of Origination, of Ultra Capital LLC, a sustainable infrastructure project finance investment fund manager. During that time, he led the firm’s activity in renewable natural gas and agriculture waste-to-value. From November 2014 to June 2016, Mr. Ratner was a Developer in Residence at Generate Capital, a sustainable infrastructure investment company based in San Francisco, California. From 2012 to 2014, Mr. Ratner was the President of i2 Capital Group, an impact investment merchant bank, where he worked on land conservation and mitigation banking, including the Sweetwater River Conservancy, which was at the time one of the largest mitigation banking projects in the United States. From 2008 to 2014, Mr. Ratner was a Managing Partner of Laguna Capital Partners, a principal investment and advisory firm based in Los Angeles, California, where he focused on technology and consumer startups. From 2000 to 2005, Mr. Ratner was an Associate with Simon Murray & Company, a multi-strategy investment firm based in Hong Kong, SAR. Mr. Ratner began his career in 1999 as an analyst in the Technology Investment Banking Group at Merrill Lynch in Palo Alto, California, where he worked on financings for Internet Capital Group, homestore.com, Webvan and other early internet companies.

Mr. Ratner holds a B.A. in Economics from the University of Pennsylvania, and a Master’s of Science in Management from the Stanford University Graduate School of Business.

Number and Terms of Office of Officers and Directors

Our board of directors consists of nine members and is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Randy Brinkley, Dan Webb and Aaron Ratner, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Paul Wolfe, Dan Tapiero, and Andrew Lester will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Thane Ritchie, Ray Conley and Mark Mykityshyn, will expire at the third annual general meeting.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our memorandum and articles of association.

ARIES I ACQUISITION CORPORATION

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Upon the effectiveness of the registration statement of which this prospectus forms a part, we expect to have “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules. Our board of directors has determined that Ray Conley, Aaron Ratner, Mark Mykityshyn, Dan Tapiero and Dan Webb are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Each of our audit committee and our compensation committee is composed solely of independent directors. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 under the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that is approved by our board and will have the composition and responsibilities described below. The charter of each committee is available on our website.

ARIES I ACQUISITION CORPORATION

Audit Committee

Ray Conley, Dan Tapiero and Mark Mykityshyn serve as members of our audit committee, and Ray Conley is the chair the of audit committee. All members of our audit committee are independent of and unaffiliated with our sponsor and our underwriters.

Each member of the audit committee is financially literate and our board of directors has determined that Ray Conley qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

Our audit committee charter, details the principal functions of the audit committee, including:

●	assisting board oversight of
◦	the integrity of our financial statements,
◦	our compliance with legal and regulatory requirements,
◦	our independent registered public accounting firm’s qualifications and independence, and
◦	the performance of our internal audit function and independent registered public accounting firm;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing
◦	the independent registered public accounting firm’s internal quality-control procedures and
◦

any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities

Compensation Committee

Mark Mykityshyn and Ray Conley serve as members of our compensation committee. Mark Mykityshyn is the chair of the compensation committee.

ARIES I ACQUISITION CORPORATION

The compensation committee charter, details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;
●	our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a nominating and corporate governance as and when required to so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Mr. Tapiero, Mr. Ratner, Mr. Webb, Mr. Conley and Mr. Mykityshyn. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

ARIES I ACQUISITION CORPORATION

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees, which is available by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics and the charters of the committees will be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any material waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this prospectus or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	directors should not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our memorandum and articles of association will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. However, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Item 11. Executive Compensation.

None of our executive officers or directors has received any cash compensation for services rendered. We will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of our management team in an amount not to exceed $4,000 per month in the event such space and/or services are utilized and we do not pay directly for such services. Upon

ARIES I ACQUISITION CORPORATION

completion of our initial business combination or our liquidation, we will cease making these payments. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or our or their affiliates. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid to the Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

It is possible that some or all of our officers and directors may negotiate employment or consulting arrangements with the post-transaction company after our initial business combination. Any such arrangements will be disclosed in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders in connection with a proposed business combination, to the extent they are known at such time.

The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, but we do not believe that such arrangements will be a determining factor in our decision to proceed with any potential business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our officers, directors; and
●	all of our officers, directors as a group.

ARIES I ACQUISITION CORPORATION

The following table is based on 17,968,750 ordinary shares outstanding at March 30, 2022, of which 3,593,750 were Class A ordinary shares and 14,375,000 were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

		% of		% of
		Total		Total
	Class A	Class A	Class B	Class B
Name and Address of Beneficial Owner (1)	Shares	Shares	Shares	Shares
Aries Acquisition Partners, Ltd. (our sponsor) (2)(3)	—	—%	3,593,750	100.0%
Randy Brinkley	—	—%	—	—%
Paul Wolfe (3)	—	—%	—	—%
Andrew Lester	—	—%	—	—%
Josh Lewis	—	—%	—	—%
Nathan Smith	—	—%	—	—%
Ken Rosenblum	—	—%	—	—%
Thane Ritchie (3)	—	—%	—	—%
Aaron Ratner	—	—%	—	—%
Dan Tapiero	—	—%	—	—%
Ray Conley	—	—%	—	—%
Mark Mykityshyn	—	—%	—	—%
Dan Webb	—	—%	—	—%
The K2 PRINCIPAL FUND, L.P. (4)	657,736	—%	—	—%
Boothbay Fund Management, LLC (5)	1,212,400	—%	—	—%
Atalaya Capital Management LP (6)	200,200	1.4%	—	—%
Spring Creek Capital, LLC (7)	900,000	6.3%	—	—%
Radcliffe Capital Management, L.P. (8)	253,360	1.76%	—	—%
LMR Partners LLP (9)	1,050,000	7.3%
D.E. Shaw Valence Portfolios, L.L.C. (10)	1,067,000	7.4%	—	—%
Highbridge Capital Management, LLC (11)	954,615	6.64%	—	—%
Hudson Bay Capital Management LP (12)	953,777	6.64%
Shaolin Capital Management LLC (13)	918,116	6.4%
ATW SPAC Management LLC (14)	1,212,400	8.43%

(1)	Unless otherwise noted, the business address of each of the following is 90 N. Church Street, P.O. Box 10315, Grand Cayman, Cayman Islands KY-1003.
(2)

Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.

(3)

Aries Acquisition Partners Ltd. is a Cayman Islands exempted company. Our sponsor has a board of managers consisting of three persons including Thane Ritchie and Paul Wolfe. Any action by our sponsor with respect to our company or the founder shares, including voting and dispositive decisions, requires a majority vote of the board of managers. Under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of our sponsor’s managers, none of the managers of our sponsor is deemed to be a beneficial owner of our sponsor’s securities, even those in which he holds a pecuniary interest. Accordingly, none of our executive officers is deemed to have or share beneficial ownership of the founder shares held by our sponsor.

(4)

According to a Schedule 13G/A filed with the SEC on July 2, 2021, Shawn Kimel Investments, Inc., an Ontario corporation (“SKI“), The K2 Principal Fund, L.P., an Ontario limited partnership (the “Fund“), K2 Genpar 2017 Inc., an Ontario corporation and the General Partner to the Fund (“Genpar 2017“), and K2 & Associates Investment Management Inc., an Ontario corporation (“K2 & Associates“) hold the interests shown. Daniel Gosselin is Vice president of SKI, Secretary of Genpar 2017, and President of K2 & Associates. K2 & Associates is a direct 66.5% owned subsidiary of SKI, and is the investment manager of the Fund.

(5)

According to a Schedule 13G filed with the SEC on February 8, 2022, the interests shown are held by one or more private funds (the “Fund”), which are managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”). The Adviser, in its capacity as the investment manager of the Fund, has the power to vote and the power to direct the disposition of all Units held by the Fund. Ari Glass is the Managing Member of the Adviser. Accordingly, for the purposes of Reg. Section 240.13d-3, the reporting persons herein may be deemed to beneficially own an aggregate of 1,050,000 Shares that were issued and outstanding following the issuance made pursuant to the Prospectus.

ARIES I ACQUISITION CORPORATION

(6)

According to a Schedule 13G filed with the SEC on February 14, 2022, Atalaya Capital management LP may be deemed the beneficial owner of 200,200 Shares underlying Units, which amount includes (i) 72,552 Shares underlying Units held of record by Atalaya Special Purpose Investment Fund II and (ii) 127,648 Shares underlying Units held of record by ACM Alameda Special Purpose Investment Fund II LP.

(7)

According to a Schedule 13G filed with the SEC on February 9, 2022, the interests shown are held by Spring Creek Capital, LLC. Spring Creek is 100% owned by SCC Holdings and SCC Holdings is 100% owned by Koch Industries. Koch Industries and SCC Holdings may be deemed to beneficially own the Ordinary Shares held by Spring Creek by virtue of Koch Industries’s ownership of SCC Holdings and SCC Holdings’ ownership of Spring Creek.

(8)

According to a Schedule 13G filed with the SEC on February 14, 2022, the interests shown are held by Radcliffe Capital Management, L.P. 253,360 shares are deemed beneficially owned by Radcliffe Capital Management, L.P; 253,360shares are deemed beneficially owned by RGC Management Company, LLC; 253,360shares are deemed beneficially owned by Steven B. Katznelson; 253,360shares are deemed beneficially owned by Christopher Hinkel; 253,360shares are deemed beneficially owned by Radcliffe SPAC Master Fund, L.P.; 253,360shares are deemed beneficially owned by Radcliffe SPAC GP, LLC.

(9)

According to a Schedule 13G filed with the SEC on February 14, 2022, the shares are owned by LMR Partners LLP, LMR Partners Limited, LMR Partners LLC and LMR Partners AG (collectively, the "LMR Investment Managers"), which serve as the investment managers to certain funds, including, without limitation, LMR Master Fund and LMR CCSA Master Fund, with respect to the Class A Shares held by the LMR Master Fund and LMR CCSA Master Fund; and Ben Levine and Stefan Renold, who are ultimately in control of the investment and voting decisions of the LMR Investment Managers with respect to the securities held by the LMR Master Fund and LMR CCSA Master Fund.

(10)

According to a Schedule 13G filed with the SEC on February 14, 2022, David E. Shaw does not own any shares directly. By virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P., which in turn is the investment adviser of D. E. Shaw Valence Portfolios, L.L.C., and by virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw & Co., L.L.C., which in turn is the manager of D. E. Shaw Valence Portfolios, L.L.C., David E. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the 1,067,000 shares as described above constituting 7.4% of the outstanding shares and, therefore, David E. Shaw may be deemed to be the beneficial owner of such shares. David E. Shaw disclaims beneficial ownership of such 1,067,000 shares.

(11)

According to a Schedule 13G filed with the SEC on February 9, 2022, Highbridge Capital Management, LLC, as the trading manager of Highbridge Tactical Credit Master Fund, L.P. and Highbridge SPAC Opportunity Fund, L.P. (collectively, the "Highbridge Funds"), may be deemed to be the beneficial owner of the 1,241,797 Class A Ordinary Shares held by the Highbridge Fund.

(12)

According to the Schedule 13G filed with the SEC on February 8, 2022 the Investment Manager serves as the investment manager to HB Strategies LLC and Hudson Bay SPAC Master Fund LP, in whose name the securities reported herein are held. As such, the Investment Manager may be deemed to be the beneficial owner of all Class A Ordinary Shares held by HB Strategies LLC and Hudson Bay SPAC Master Fund LP. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities.

(13)	According to the Schedule 13G filed with the SEC on February 11, 2022, Shaolin Capital Management LLC is the beneficial owner of 918,116 Class A Ordinary Shares.
(14)

According to the Schedule 13G filed with the SEC on February 14, 2022, the Shares are held by one or more separately managed accounts managed by ATW SPAC Management LLC, a Delaware limited liability company (“ATW”), which has been delegated exclusive authority to vote and/or direct the disposition of such Shares held by such separately managed accounts, which are sub-accounts of one or more pooled investment vehicles managed by a Delaware limited liability company. Antonio Ruiz-Gimenez is the Managing Member of ATW.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

ARIES I ACQUISITION CORPORATION

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On January 26, 2021, our sponsor paid $25,000 to purchase 5,031,250 founder shares, or approximately $0.005 per share. In April 2021, our sponsor forfeited for no consideration 1,437,500 founder shares. The remaining outstanding Founder Shares included an aggregate of up to 468,750 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters' over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as- converted basis, 20% of the Company's issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). The over-allotment option was exercised in full on May 21, 2021; thus, these shares are no longer subject to forfeiture.

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

Forward Purchase Agreement

On May 18, 2021, the Company entered into a forward purchase agreement with Terra Carta Partners, LLC (“Terra Carta Partners”), which is affiliated with the Sponsor, pursuant to which Terra Carta Partners has agreed to purchase up to $50,000,000 of forward purchase shares (the "forward purchase shares"). Each forward purchase share will consist of one Class A ordinary share and will be sold at a purchase price of  $10.00 per share in a private placement concurrently with the closing of the initial Business Combination. The obligations of Terra Carta Partners under the forward purchase agreement do not depend on whether any Class A ordinary shares held by public shareholders are redeemed by the Company and the amount of forward purchase shares sold pursuant to the forward purchase agreement will be subject to Terra Carta Partners’ sole discretion. The forward purchase shares will generally be identical to the Class A ordinary shares included in the Units being sold in this offering, except that they will be entitled to certain registration rights.

Registration Rights

The holders of Founders Shares and Private Placement Warrants will be entitled to registration rights pursuant to a registration rights agreement signed on May 18, 2021. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion the Company’s initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

No compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

ARIES I ACQUISITION CORPORATION

Out Sponsor, under which the sponsor may loan us funds up to $300,000 for a portion of the expenses of our initial public offering. As of December 31, 2021, there were no borrowings outstanding under the promissory note. These loans would be non-interest bearing, unsecured and are due at the earlier of December 31, 2021.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of  $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements

Policy for Approval of Related Party Transactions

The audit committee of our board of directors adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any Class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Dan Tapiero, Ray Conley, Aaron Ratner, Mark Mykityshyn and Dan Webb are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $80,340. The above amount includes interim procedures, audit fees, and consent issued for registration statements and comfort letters.

ARIES I ACQUISITION CORPORATION

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Marcum, LLP including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:
1.	Financial Statements. See Index to Consolidated Financial Statements and Schedules of Aries I Acquisition Corporation. on page F-1 of this Report.
2.	Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules of Aries I Acquisition Corporation on page F-1 of this Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.
3.	Exhibits. The exhibits filed with this Report are set forth in the Exhibit Index.

ARIES I ACQUISITION CORPORATION

2.1	Agreement and Plan of Merger (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021).
3.1

Second Amended and Restated Memorandum and Articles of Association. (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-253806, filed with the SEC on May 11, 2021).
4.2

Specimen Class A Ordinary Share Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-253806, filed with the SEC on May 11, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-253806, filed with the SEC on May 11, 2021).
4.4

Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2021).

4.5*	Description of Securities
10.1

Letter Agreement by and among the Company, its executive officers, its directors and Aries Acquisition Partners, Ltd (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2021).

10.2

Investment Management Trust Agreement, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2021).

10.3

Registration Rights Agreement, by and between the Company and Aries Acquisition Partners Ltd (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2021.

10.4

Private Placement Warrants Purchase Agreement, by and between the Company and Aries Acquisition Partners, Ltd (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2021).

10.5*	Forward Purchase Agreement, by and between the Company and Terra Carta Partners, LLC.
10.6

Support Agreement, by and among Aries I Acquisition Corporation, Infinite Assets, Inc., and certain stockholders of Infinite Assets, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on December 14 2021).

10.7

Sponsor Agreement, dated as of December 13, 2021, by and among Aries I Acquisition Corporation, Aries Acquisition Partners, Ltd, and Infinite Assets, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on December 14 2021).

10.8

Lock-up Agreement, dated as of December 13, 2021, by and among Aries I Acquisition Corporation, Aries Acquisition Partners, Ltd., and certain stockholders of Infinite Assets, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the SEC on December 14 2021).

10.9	Form of A&R Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K, filed with the SEC on December 14 2021).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INI*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

ARIES I ACQUISITION CORPORATION

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

+Furnished herewith

ARIES I ACQUISITION CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aries I Acquisition Corporation
Date: March 31, 2022	By:	/s/ Randy Brinkley
Randy Brinkley
Title: Chief Executive Officer

Date: March 31, 2022		Aries I Acquisition Corporation
	By:	/s/ Nathan Smith
Nathan Smith
Title: Chief Financial Officer

Date: March 31, 2022	By:	/s/ Andrew Lester
Andrew Lester
Chief Risk Officer and Director

Date: March 31, 2022		/s/ Paul Wolfe
	By:	Paul Wolfe
Chief Operating Officer and Director

Date: March 31, 2022	By:	/s/ Thane Ritchie
Thane Ritchie
Chairman

Date: March 31, 2022	By:	/s/ Ray Conley
Ray Conley
Director

Date: March 31, 2022	By:	/s/ Aaron Ratner
Aaron Ratner
Director

Date: March 31, 2022	By:	/s/ Dan Webb
Dan Webb
Director

ARIES I ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Aries I Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Aries I Acquisition Corporation (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from January 15, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 15, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY
March 31, 2022

ARIES I ACQUISITION CORPORATION

BALANCE SHEET

DECEMBER 31, 2021

ASSETS
Current assets:
Cash	$256,252
Prepaid expenses	152,877
Total current assets	409,129
Investments held in Trust Account	145,193,306
Total Assets	$145,602,435

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$583,656
Total current liabilities	583,656
Warrant liabilities	8,850,688
Deferred underwriting fee payable	6,468,750
Total Liabilities	15,903,094

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 14,375,000 shares at redemption value	143,755,806

Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 14,375,000 shares issued; no shares outstanding (excluding 14,375,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 issued and outstanding	359
Additional paid-in capital	—
Accumulated deficit	(14,056,824)
Total Shareholders' Deficit	(14,056,465)
Total Liabilities and Shareholders' Deficit	$145,602,435

The accompanying notes are an integral part of the financial statements.

ARIES I ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Operating and formation costs	$1,964,312
Expensed offering costs	370,413
Loss from operations	(2,334,725)
Interest income on Trust Account	5,806
Change in fair value of warrant liabilities	1,834,250
Net income	$(494,669)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	9,200,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$(0.04)
Basic and diluted weighted average shares outstanding, Class B ordinary shares not subject to possible redemption	3,593,750
Basic and diluted net income per share, Class B ordinary shares not subject to possible redemption	$(0.04)

The accompanying notes are an integral part of the financial statements.

ARIES I ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Fair value of Founders Shares transferred to Anchor Investors	—	—	—	—	1,369,500	—	1,369,500
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	311,937	—	311,937
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(1,706,078)	(13,562,155)	(15,268,233)
Net income	—	—	—	—	—	(494,559)	(494,669)
Balance at December 31, 2021	—	$—	3,593,750	$359	$—	$(14,056,824)	$(14,056,465)

The accompanying notes are an integral part of the financial statements.

ARIES I ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net income	$(494,669)
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	370,414
Interest income on Trust Account	(5,806)
Change in fair value of warrant liabilities	(1,834,250)
Changes in operating assets and liabilities:
Prepaid expenses	(152,877)
Accounts payable and accrued expenses	583,656
Net cash used in operating activities	(1,533,532)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(145,187,500)
Net cash used in investing activities	(145,187,500)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	129,886
Repayment of promissory note - related party	(129,886)
Proceeds from initial public offering, net of underwriter's discount paid	143,031,250
Proceeds from sale of Private Placement Warrants	4,456,250
Payment of offering costs	(510,216)
Net cash provided by financing activities	146,977,284

Net Change in Cash	256,252
Cash - Beginning of Period	—
Cash - End of Period	$256,252

Supplemental disclosures of non-cash investing and financing activities:
Deferred underwriting fee payable	$6,468,750
Accretion of Class A ordinary shares subject to redemption to redemption value	$15,268,233
Fair value of Founders Shares transferred to Anchor Investors	$1,369,500
Offering costs in exchange for Class B ordinary shares	$359

The accompanying notes are an integral part of the financial statements.

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through December 31, 2021 relates to the Company's formation and the initial public offering ("Initial Public Offering"), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs related to the issuances described above amounted to $11,248,466, consisting of $2,875,000 of cash underwriting fees, $6,468,750 of deferred underwriting fees, $1,369,500 of anchor investor offering costs and $535,216 of other costs. The Company was reimbursed $2,156,250 by the underwriters for such transaction costs. In addition, at December 31, 2021, $256,252 of cash was held outside of the Trust Account and is available for working capital purposes.

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

DECEMBER 31, 2021

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

The Company will have until May 21, 2022, or until November 21, 2022 if extended, to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per -share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Business Combination Agreement

On December 13, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Aries, Aries I Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Aries (“Merger Sub”), and Infinite Assets, Inc., a Delaware corporation (“Infinite”). In accordance with the terms and subject to the conditions of the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), each issued and outstanding share of common stock of Infinite will automatically be converted into a number of shares of Class A common stock of New Infinite (as defined below) equal to an exchange ratio (the “Exchange Ratio”) determined by dividing (A) the quotient of (x) $525,000,000 divided by (y) the number of shares of Class A common stock of Infinite outstanding immediately prior to the Closing (after giving effect to the conversion of certain outstanding promissory notes) by (B) $10.00 per share (the “Merger Consideration”).

In addition, the holders of Class A common stock of Infinite immediately prior to the Closing will have the right to receive a pro-rata share of up to 50,000,000 additional shares of New Infinite Class A common stock upon the occurrence of each of certain earn-out triggering events, as follows: (i) 10,000,000 shares (the “$15.00 Earn Out Shares”) upon the date on which the volume weighted average closing sale price of one share of the Class A common stock of New Infinite as reported on Nasdaq over any twenty (20) consecutive trading day period (as equitably adjusted as appropriate to reflect any stock splits, reverse stock splits, stock dividends (including any dividend or distribution of securities convertible into Class A common stock of New Infinite), extraordinary cash dividend, reorganization, recapitalization, reclassification, combination, exchange of shares or other like change or transaction with respect to the Class A common stock of New Infinite) (such price, the “Share Price”) is equal to or greater than $15.00 per share at any time during the period beginning at the Closing and ending on the five-year anniversary of the Closing date (the “Earn Out Period”); (ii) 10,000,000 shares (the “$17.50 Earn Out Shares”) upon the date on which the Share Price is equal to or greater than $17.50 per share during the Earn Out Period; (iii) 10,000,000 shares (the “$20.00 Earn Out Shares”) upon the date on which the Share Price is equal to or greater than $20.00 per share during the Earn Out Period; (iv) 10,000,000 shares (the “$22.50 Earn Out Shares”) upon the date on which the Share Price is equal to or greater than $22.50 per share during the Earn Out Period; and (v) 10,000,000 shares (the “$25.00 Earn Out Shares”) upon the date on which the Share Price is equal to or greater than $25.00 per share during the Earn Out Period.

Going Concern

As of December 31, 2021, the Company had $256,252 in cash held outside of the Trust Account and working capital deficit of $174,527. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company's ability to continue as a going concern for the earlier of the consummation of a Business Combination or one year from this filing. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company's plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the accompanying financial statements and such financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company's financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Investments Held in Trust Account

As of December 31, 2021, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities.

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

As of December 31, 2021, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Allocated fair value of proceeds	$137,209,375
Less:
Issuance costs allocated to Class A ordinary shares	(8,721,802)
Plus:
Accretion of carrying value to redemption value	15,268,233
Class A ordinary shares subject to possible redemption	$143,755,806

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $11,248,466 as a result of the Initial Public Offering (consisting of a $2,875,000 underwriting fee, $6,468,750 of deferred underwriting fees, $1,369,500 of anchor investor offering costs and $535,216 of other offering costs). The Company recorded $10,722,371 of offering costs as a reduction of equity in connection with the shares of Class A ordinary shares included in the Units. The Company immediately expensed $526,095 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss Per Ordinary Share

Net loss per common share is computed by dividing net loss by the weighted-average number of shares of ordinary shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, Class A and Class B ordinary shares are presented as one class of shares in calculating net loss per share. As a result, the calculated net loss per share is the same for Class A and Class B shares of ordinary shares. At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the period from
	January 15, 2021
	(inception) through
	December 31, 2021
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(355,717)	$(138,952)
Denominator:
Basic and diluted weighted average shares outstanding	9,200,000	3,593,750
Basic and diluted net loss per share	$(0.04)	$(0.04)

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 14,375,000 Units, which includes 1,875,000 Units that were issued pursuant to the underwriters' exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $143,750,000. Each Unit consisted of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Forward Purchase Agreement

On May 18, 2021, the Company entered into a forward purchase agreement with Terra Carta Partners, LLC (“Terra Carta Partners”), which is affiliated with the Sponsor, pursuant to which Terra Carta Partners has agreed to purchase up to $50,000,000 of forward purchase shares (the “forward purchase shares”). Each forward purchase share will consist of one Class A ordinary share and will be sold at a purchase price of $10.00 per share in a private placement concurrently with the closing of the initial Business Combination. The obligations of Terra Carta Partners under the forward purchase agreement do not depend on whether any Class A ordinary shares held by public shareholders are redeemed by the Company and the amount of forward purchase shares sold pursuant to the forward purchase agreement will be subject to Terra Carta Partners’ sole discretion. The forward purchase shares will generally be identical to

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2021

the Class A ordinary shares included in the Units sold in the Public Offering, except that they will be entitled to certain registration rights, as described in Note 6.

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

Sponsor Loan Commitment

On November 15, 2021, the Company received a commitment from the Sponsor. The commitment provides for loans from the Sponsor to fund the Company’s working capital requirements. The Company may receive loans up to an aggregate of $600,000. The commitment will continue until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation.

Contingent Fees

During 2021, the Company incurred legal fees in connection with its prospective initial business combination. A portion of the fees in connected with the services rendered as of December 31, 2021 were contingent upon the closing of a business combination and therefore included in accounts payable and accrued expenses on the accompanying balance sheet. As of December 31, 2021, these fees were $455,169.

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

DECEMBER 31, 2021

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2021

At December 31, 2021, there were 7,187,500 Public Warrants and 4,456,250 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 14,375,000 Class A ordinary shares issued and no shares outstanding, excluding 14,375,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 3,593,750 Class B ordinary shares issued and outstanding.

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 9. FAIR VALUE MEASUREMENT

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
U.S. Treasury Securities	$145,193,306	$145,193,306	$—	$—
Liabilities
Warrant liability - Public Warrants	$5,463,938	$5,463,938	$—	$—
Warrant liability - Private Placement Warrants	$3,386,750	$—	$—	$3,386,750

The Company utilized a Modified Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker RAMMW. The quoted price of the Public Warrants was $0.76 per warrant as of December 31, 2021.

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of December 31, 2021 after the Public Warrants were separately listed and traded.

The following table provides the significant inputs to the Modified Monte Carlo simulation for the fair value of the Public Warrants at May 21, 2021 (initial measurement):

At May 21, 2021
(Initial
Measurement)
Stock price	$10.00
Exercise price	$11.50
Expected term (in years)	5.08
Volatility	14.6%
Risk-free rate	0.9%
Fair value of warrants	$0.91

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table provides the significant inputs to the Modified Black-Scholes method for the fair value of the Private Placement Warrants:

	At May 21, 2021
	(Initial
	Measurement)	At December 31, 2021
Stock price	$10.00	$10.00
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.08	5.08
Volatility	14.6%	12.0%
Risk-free rate	0.9%	1.3%
Fair value of warrants	$0.93	$0.76

The following table presents the changes in the fair value of warrant liabilities:

			Warrant
	Private Placement	Public	Liabilities
Fair value at January 15, 2021 (inception)	$—	$—	$—
Initial measurement at May 21, 2021	4,144,313	6,540,625	10,684,938
Change in fair value	(757,563)	(1,076,687)	(1,834,250)
Fair value at December 31, 2021	$3,386,750	$5,463,938	$8,850,688

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value at January 15, 2021 (inception)	$—
Initial measurement at May 21, 2021	10,684,938
Change in fair value	(1,834,250)
Transfer of Public Warrants to Level 1 measurement	(5,463,938)
Fair value as of December 31, 2021	$3,386,750

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $1,834,250 within change in fair value of warrant liabilities in the statement of operations for the period from January 15, 2021 (inception) through December 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.