Form 10-Q
period 2022-03-31
Aries I Acquisition Corp.
filed 2022-05-16
CIK 1841867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 16, 2022, there were 14,375,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 3,593,750 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ARIES I ACQUISITION CORPORATION

ARIES I ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$31,131	$256,252
Prepaid expenses	97,502	152,877
Total current assets	128,633	409,129
Investments held in Trust Account	145,207,927	145,193,306
Total Assets	$145,336,560	$145,602,435

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,022,804	$583,656
Total current liabilities	1,022,804	583,656
Warrant liabilities	4,433,251	8,850,688
Deferred underwriting fee payable	6,468,750	6,468,750
Total Liabilities	11,924,805	15,903,094

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 14,375,000 shares at redemption value as of March 31, 2022 and December 31, 2021, respectively	143,770,427	143,755,806

Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 14,375,000 shares issued; no shares outstanding (excluding 14,375,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	359	359
Additional paid-in capital	—	—
Accumulated deficit	(10,359,031)	(14,056,824)
Total Shareholders’ Deficit	(10,358,672)	(14,056,465)
Total Liabilities and Shareholders’ Deficit	$145,336,560	$145,602,435

The accompanying notes are an integral part of the financial statements.

ARIES I ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

		For the Period from
	For the Three	January 15, 2021
	Months Ended	(inception) Through
	March 31, 2022	March 31, 2021
Operating and formation costs	$719,644	$12,411
Loss from operations	(719,644)	(12,411)
Interest income on Trust Account	14,621	—
Change in fair value of warrant liabilities	4,417,437	—
Net income (loss)	3,712,414	(12,411)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	14,375,000	—
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.21	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares not subject to possible redemption	3,593,750	3,125,000
Basic and diluted net income (loss) per share, Class B ordinary shares not subject to possible redemption	$0.21	$—

The accompanying notes are an integral part of the financial statements.

ARIES I ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

For the period from January 15, 2021 (inception) through March 31, 2021

	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Net loss	—	—	—	—	—	(12,411)	(12,411)
Balance at March 31, 2021	—	$—	3,593,750	$359	$24,641	$(12,411)	$12,589

For the Three months Ended March 31, 2022

	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	—	$—	3,593,750	$359	$—	$(14,056,824)	$(14,056,465)
Re-measurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(14,621)	(14,621)
Net income	—	—	—	—	—	3,712,414	3,712,414
Balance at March 31, 2022	—	$—	3,593,750	$359	$—	$(10,359,031)	$(10,358,672)
(1)	Shares and associated amounts have been retroactively restated to reflect the share forfeiture (see Notes 5 and 8).

The accompanying notes are an integral part of the financial statements.

ARIES I ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

		For the Period
		from January
		15, 2021
	For the Three	(inception)
	Months Ended	Through
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$3,712,414	$(12,411)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on Trust Account	(14,621)	—
Change in fair value of warrant liabilities	(4,417,437)	—
Payment of operating and formation costs by related party	—	5,837
Payment of operating and formation costs included in promissory note - related party	—	6,250
Changes in operating assets and liabilities:
Prepaid expenses	55,375	—
Accounts payable and accrued expenses	439,148	—
Net cash used in operating activities	(225,121)	(324)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	100,669
Payment of offering costs	—	(100,345)
Net cash provided by financing activities	—	324

Net Change in Cash	(225,121)	—
Cash - Beginning of Period	256,252	—
Cash - End of Period	$31,131	$—

Supplemental disclosures of non-cash investing and financing activities:
Re-measurement of Class A ordinary shares subject to redemption to redemption value	$14,621	$—
Deferred offering costs included in accrued offering costs	$—	$120,486
Deferred offering costs included in due to related party	$—	$22,500
Deferred offering costs included in accrued offering costs - related party	$—	$23,000
Offering costs paid in exchange for issuance of Class B ordinary shares to Sponsor	$—	$25,000

The accompanying notes are an integral part of the financial statements.

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period January 1, 2022 through March 31, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs related to the issuances described above amounted to $11,248,466, consisting of $2,875,000 of cash underwriting fees, $6,468,750 of deferred underwriting fees, $1,369,500 of anchor investor offering costs and $535,216 of other costs. The Company was reimbursed $2,156,250 by the underwriters for such transaction costs. In addition, at March 31, 2022, $31,131 of cash was held outside of the Trust Account and is available for working capital purposes.

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

MARCH 31, 2022

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

The Company has until May 21, 2022 (or November 21, 2022 if the Company extends the period to the maximum extent possible) to complete a Business Combination (the “Combination Period”). The Company will not consummate a business combination by May 21, 2022. On May 13, 2022, the Company notified the trustee of the Trust Account that it was extending the time available to the Company to consummate a business combination from May 21, 2022 to August 21, 2022. Pursuant to the terms of the trust agreement, the Company’s sponsor, Aries Acquisition Partners, Ltd., will deposit an aggregate of $1,078,125 (the “First Extension Payment”) into the Company’s Trust Account prior to May 21, 2022, on behalf of the Company. This deposit will be made in respect of a non-interest bearing loan to the Company (the “Loan”). If the Company completes a Business Combination by August 21, 2022 (unless such date is extended by the Company to November 21, 2022, at the request of the sponsor), or such later date as may be approved by the Company’s shareholders, the Company will, at the option of the Sponsor, (i) repay the Loan out of the proceeds of the Trust Account released to the Company, or (ii) convert a portion or all of the Loan into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants issued to the sponsor at the time of the Company’s IPO. If the Company does not complete a Business Combination by August 21, 2022 (unless such date is extended by the Company to November 21, 2022, at the request of the Sponsor), or such later date as may be approved by the Company’s shareholders, the Company will only repay the Loan from funds held outside of the Trust Account.

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

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Going Concern

As of March 31, 2022, the Company had $31,131 in cash held outside of the Trust Account and a working capital deficit of $894,171. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with our assessment of going concern considerations in accordance with ASC Topic 205-40, Presentation of Financial Statements - Going Concern, pursuant to our Amended and Restated Certificate of Incorporation, we have until May 21, 2022 (or November 21, 2022 if the Company extends the period to the maximum extent possible) to consummate a business combination. If a business combination is not consummated by this date, as it may be extended, there will be a mandatory liquidation and subsequent dissolution of the Company.

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

The Company will not consummate a business combination by May 21, 2022. On May 13, 2022, the Company notified the trustee of the Trust Account that it was extending the time available to the Company to consummate a business combination from May 21, 2022 to August 21, 2022.  Pursuant to the terms of the trust agreement, the Company’s sponsor, Aries Acquisition Partners, Ltd., will deposit the First Extension Payment in the aggregate of $1,078,125 into the Company’s Trust Account prior to May 21, 2022, on behalf of the Company. This deposit will be made in respect of a non-interest bearing Loan to the Company. If the Company completes a Business Combination by August 21, 2022 (unless such date is extended by the Company to November 21, 2022, at the request of the sponsor), or such later date as may be approved by the Company’s shareholders, the Company will, at the option of the Sponsor, (i) repay the Loan out of the proceeds of the Trust Account released to the Company, or (ii) convert a portion or all of the Loan into warrants of the Company at a price of  $1.00 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the Company’s IPO. If the Company does not complete a Business Combination by August 21, 2022 (unless such date is extended by the Company to November 21, 2022, at the request of the sponsor), or such later date as may be approved by the Company’s shareholders the Company will only repay the Loan from funds held outside of the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the accompanying condensed financial statements and such condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

All of the 14,375,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

March 31, 2022
Allocated fair value of proceeds	$137,209,375
Less:
Issuance costs allocated to Class A ordinary shares	(8,721,802)
Plus:
Accretion of carrying value to redemption value	15,282,854
Class A ordinary shares subject to possible redemption	$143,770,427

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

December 31, 2021
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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $11,248,466 as a result of the Initial Public Offering (consisting of a $2,875,000 underwriting fee, $6,468,750 of deferred underwriting fees , $1,369,500 of anchor investor offering costs and $535,216 of other offering costs). The Company recorded $10,722,371 of offering costs as a reduction of equity in connection with the Class A ordinary shares included in the Units. The Company immediately expensed $526,095 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in an interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statement. Since the Company was incorporated on February 5, 2021, the evaluation was performed for the upcoming 2022 tax year which will be the only period subject to examination.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) Per Ordinary Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, Class A and Class B ordinary shares are presented as one class of shares in calculating net income (loss) per share. As a result, the calculated net income (loss) per share is the same for Class A and Class B ordinary shares. As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic loss per share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

			For the Period from
			January 15, 2021
	Three Months Ended		(inception) Through
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	2,969,931	742,483	—	(12,411)
Denominator:
Basic and diluted weighted average shares outstanding	14,375,000	3,593,750	—	3,125,000
Basic and diluted net income (loss) per share of ordinary share	$0.21	$0.21	$—	$(0.00)

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

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

The Sponsor has agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned, sold or released from escrow until the earlier of  (i) one year after the completion of an initial Business Combination and (ii) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction after an initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if  (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after an initial Business Combination or (2) the Company consummates a transaction after an initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

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

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Contingent Fees

During 2021, the Company incurred legal fees in connection with its prospective initial business combination. A portion of the fees in connection with the services rendered as of March 31, 2022 and December 31, 2021 were contingent upon the closing of a business combination and therefore included in accounts payable and accrued expenses on the accompanying condensed balance sheet. As of March 31, 2022 and December 31, 2021, these fees were $708,842 and $455,169, respectively.

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

MARCH 31, 2022

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

MARCH 31, 2022

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

As of March 31, 2022 and December 31, 2021, there were 7,187,500 Public Warrants and 4,456,250 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 8. SHAREHOLDERS’ EQUITY

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 14,375,000 Class A ordinary shares issued and no shares outstanding and no shares issued with no shares outstanding, respectively. These exclude the 14,375,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 3,593,750 Class B ordinary shares issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENT

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
March 31,2022
Assets
U.S. Treasury Securities	$145,207,927	$145,207,927	$—	$—
Liabilities
Warrant liability - Public Warrants	$2,695,313	$2,695,313	$—	$—
Warrant liability - Private Placement Warrants	$1,737,938	$—	$—	$1,737,938

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
U.S. Treasury Securities	$145,193,306	$145,193,306	$—	$—
Liabilities
Warrant liability - Public Warrants	$5,463,938	$5,463,938	$—	$—
Warrant liability - Private Placement Warrants	$3,386,750	$—	$—	$3,386,750

The Company utilized a Modified Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker RAMMW. The quoted price of the Public Warrants was $0.38 and $0.76 per warrant as of March 31, 2022 and December 31, 2021, respectively.

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of March 31, 2022 and December 31, 2021 after the Public Warrants were separately listed and traded.

The following table provides the significant inputs to the Modified Black-Scholes method for the fair value of the Private Placement Warrants:

	At December 31, 2021	At March 31, 2022
Stock price	$10.00	$10.05
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.08	5.08
Volatility	12.0%	5.0%
Risk-free rate	1.3%	2.4%
Fair value of warrants	$0.76	$0.39

The following table presents the changes in the fair value of warrant liabilities:

			Warrant
	Private Placement	Public	Liabilities
Fair value at January 1, 2022	$3,386,750	$5,463,938	$8,850,688
Change in fair value	$(1,648,812)	$(2,768,625)	$(4,417,437)
Fair value at March 31, 2022	$1,737,938	$2,695,313	$4,433,251

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of January 1, 2022	$3,386,750
Change in fair value	(1,648,812)
Fair value as of March 31, 2022	$1,737,938

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $4,417,437 within change in fair value of warrant liabilities in the statement of operations for the period January 1, 2022 through March 31, 2022.

NOTE 10. SUBSEQUENT EVENTS

On May 13, 2022, the Company notified the trustee of the Trust Account that it was extending the time available to the Company to consummate a business combination from May 21, 2022 to August 21, 2022. Pursuant to the terms of the trust agreement, the Company’s sponsor, Aries Acquisition Partners, Ltd., will deposit the First Extension Payment in the aggregate of $1,078,125 into the Company’s Trust Account prior to May 21, 2022, on behalf of the Company. This deposit will be made in respect of a non-interest bearing Loan to the Company. If the Company completes a Business Combination by August 21, 2022 (unless such date is extended by the Company to November 21, 2022, at the request of the sponsor), or such later date as may be approved by the Company’s shareholders, the Company will, at the option of the Sponsor, (i) repay the Loan out of the proceeds of the Trust Account released to the Company, or (ii) convert a portion or all of the Loan into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the Company’s IPO. If the Company does not complete a Business Combination by August 21, 2022 (unless such date is extended by the Company to November 21, 2022, at the request of the sponsor), or such later date as may be approved by the Company’s shareholders, the Company will only repay the Loan from funds held outside of the Trust Account.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Aries I Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Aries Acquisition Partners, Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period January 1, 2022 through March 31, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period January 1, 2022 through March 31, 2022, we had net income of $3,712,414, which resulted from a gain on the change in fair value of warrant liabilities of $4,417,437 and interest income on the Trust Account of $14,621, offset in part by operating and formation costs of $719,644.

For the period from January 15, 2021 (inception) through March 31, 2021 we had a net loss of $12,411, which resulted fully from formation and operating costs.

Liquidity and Capital Resources

On May 21, 2021, the Company consummated the Initial Public Offering of 14,375,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including 1,875,000 Units that were issued pursuant to the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $143,750,000. Simultaneously with the closing of the Initial Public Offering, we completed the private sale of 4,456,250 warrants to Aries Acquisition Partners, Ltd. at a purchase price of $1.00 per warrant (the “Private Placement Warrants”), generating gross proceeds of $4,456,250. A total of $146,768,750 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”).

For the period January 1, 2022 through March 31, 2022, net cash used in operating activities was $225,121, which was due to non-cash adjustments to net loss related to interest income on investments held in the Trust Account of $14,621, the change in fair value of warrant liabilities of $4,417,437, partially offset by the net loss of $3,712,414 our and changes in working capital of $494,523.

For the period from January 15, 2021 (inception) through March 31, 2021, net cash used in operating activities was $324, which was due to our net loss of $12,411, partially offset by the payment of operating and formation costs by related party of $5,837 and payment of operating and formation costs included in promissory note of $6,250.

As of March 31, 2022, the Company had $31,131 in cash held outside of the Trust Account and a working capital deficit of $894,171. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with our assessment of going concern considerations in accordance with ASC Topic 205-40, Presentation of Financial Statements - Going Concern, pursuant to our Amended and Restated Certificate of Incorporation, we have until May 21, 2022 (or November 21, 2022 if the Company extends the period to the maximum extent possible) to consummate a business combination. If a business combination is not consummated by this date, as it may be extended, there will be a mandatory liquidation and subsequent dissolution of the Company.

The Company will not consummate a business combination by May 21, 2022. On May 13, 2022, the Company notified the trustee of the Trust Account that it was extending the time available to the Company to consummate a business combination from May 21, 2022 to August 21, 2022.  Pursuant to the terms of the trust agreement, in connection with such extension, the Company’s sponsor, Aries Acquisition Partners, Ltd., will deposit the First Extension Payment in the aggregate of $1,078,125 into the Company’s Trust Account prior to May 21, 2022, on behalf of the Company. This deposit will be made in the form of a non-interest bearing Loan to the Company. If the Company completes a Business Combination by August 21, 2022 (unless such date is extended by the Company to November 21, 2022, at the request of the sponsor), or such later date as may be approved by the Company’s shareholders, the Company will, at the option of the Sponsor, (i) repay the Loan out of the proceeds of the Trust Account released to the Company, or (ii) convert a portion or all of the Loan into warrants of the Company at a price of  $1.00 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the Company’s IPO. If the Company does not complete a Business Combination by August 21, 2022 (unless such date is extended by the Company to November 21, 2022, at the request of the sponsor), or such later date as may be approved by the Company’s shareholders, the Company will only repay the Loan from funds held outside of the Trust Account.

This, as well as our liquidity condition, raise substantial doubt about our ability to continue as a going concern. These condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources..

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 14,375,000 Class A ordinary shares sold as part of the units in our initial public offering and subsequent partial exercise of the underwriters’ over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income (loss) per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 11,643,750 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events.

Forward Purchase Agreement

The Company accounts for the Forward Purchase Agreement (“FPA”) as an equity instrument indexed to the Company’s own ordinary shares based on an assessment of the specific terms of the FPA and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 and ASC 815. The assessment considers whether the FPA is a freestanding financial instrument pursuant to ASC 480 and meets the definition of a derivative asset or liability pursuant to ASC 480. Given that the ordinary shares included in the FPA do not contain any provisions which would preclude equity classification, such shares are classified in equity.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2022 and December 31, 2021, we were not subject to any market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and the recording of the fair value of the public warrants as described in the Explanatory Note in our Quarterly Report Form 10-Q/A filed on March 31, 2022. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Due to the material weaknesses in internal controls related to the accounting for complex financial instruments and recording of the fair value of pubic warrants, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. In addition, management plans at this time includes including a review checklist to document each level of review of the financial statements as well as an additional level of review performed by experienced accounting personnel. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on March 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

Aries I Acquisition Corporation
Date: May 16, 2022	By:	/s/ Randy Brinkley
Randy Brinkley
	Title:	Chief Executive Officer

Aries I Acquisition Corporation
Date: May 16, 2022	By:	/s/ Nathan Smith
Nathan Smith
	Title:	Chief Financial Officer