Form 10-K/A
period 2021-12-31
Aries I Acquisition Corp.
filed 2022-08-23
CIK 1841867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

As of August 22, 2022, there were 2,296,058 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 3,593,750 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ARIES I ACQUISITION CORPORATION

EXPLANATORY NOTE

Aries I Acquisition Corporation (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the period ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”), on March 31, 2022, to restate its financial statements as of December 31, 2021 and for the period from January 15, 2021 (inception) through December 31, 2021, its unaudited financial statements as of September 30, 2021, for the three months ended September 30, 2021, and for the period from January 15, 2021 (inception) through September 30, 2021, and its unaudited financial statements as of June 30, 2021, for the three months ended June 30, 2021, and for the period from January 15, 2021 (inception) through June 30, 2021 (the “Original Financial Statements”) in the accompanying notes to the financial statements included in this Amendment, including describing the restatement and its impact on previously reported amounts.

In the Original Financial Statements, the Company incorrectly presented Class A ordinary shares subject to redemption at a redemption value of $10.00 per share prior to any additional interest income earned on the trust account. As denoted in the Company’s prospectus, originally filed with the SEC on May 20, 2021, the redemption value of the shares subject to redemption was initially determined to be $10.10 per share plus any additional interest income earned on the trust account.

Management previously concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such items constituted a material weakness as defined in the SEC regulations. The incorrect presentation of Class A ordinary shares subject to redemption, as described above, does not constitute an additional material weakness

In light of this material weakness, on August 9, 2022, the Company’s management and the Audit Committee of the Company’s Board of Directors, concluded that the Company’s Original Financial Statements should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for such periods.

The adjustment to correct Class A ordinary shares subject to redemption at redemption value resulted in non-cash financial statement corrections and had no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

We are filing this Amendment to amend and restate the Original Financial Statements with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Financial Statements is being amended or updated by this Amendment and, other than as described herein, this Amendment does not purport to reflect any information or events subsequent to the Original Financial Statements. This Amendment continues to describe the conditions as of the date of the Original Financial Statements and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Financial Statements. Accordingly, this Amendment should be read in conjunction with the Original Financial Statements and with our filings with the SEC subsequent to the original filing.

ARIES I ACQUISITION CORPORATION

ARIES I ACQUISITION CORPORATION

CERTAIN TERMS

References to the “Company,” “Aries,” “our,” “us” or “we” refer to Aries I Acquisition Corporation, a blank check company incorporated in the Cayman Islands on January 15, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “sponsor” or “Sponsor” refer to Aries Acquisition Partners, Ltd., a Cayman Islands exempted company. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” or “Public Offering” refer to our initial public offering, which closed on May 21, 2021 (the “Closing Date”). References to “public shares” are to shares of our Class A ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our public shares.

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

ARIES I ACQUISITION CORPORATION

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

ARIES I ACQUISITION CORPORATION

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of our Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

ARIES I ACQUISITION CORPORATION

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

ARIES I ACQUISITION CORPORATION

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

ARIES I ACQUISITION CORPORATION

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

ARIES I ACQUISITION CORPORATION

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

ARIES I ACQUISITION CORPORATION

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

ARIES I ACQUISITION CORPORATION

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

ARIES I ACQUISITION CORPORATION

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

Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

ARIES I ACQUISITION CORPORATION

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

ARIES I ACQUISITION CORPORATION

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

Our amended and restated memorandum and articles of association provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by holders of 65% of our ordinary shares entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares entitled to vote thereon. In all other instances, our amended and restated memorandum and articles of association may be amended by holders of a majority of our outstanding ordinary shares entitled to vote thereon, subject to applicable provisions of the Companies Act or applicable stock exchange rules. Our initial shareholders, who collectively beneficially own 20% of our Ordinary shares upon the closing of our Public Offering, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

ARIES I ACQUISITION CORPORATION

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon closing of the Public Offering, our initial shareholders owned approximately 20% of our issued and outstanding Ordinary shares (assuming they do not purchase any units in the Public Offering). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual meeting of shareholders to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting of shareholders, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

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

ARIES I ACQUISITION CORPORATION

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

ARIES I ACQUISITION CORPORATION

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

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

ARIES I ACQUISITION CORPORATION

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

ARIES I ACQUISITION CORPORATION

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

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

ARIES I ACQUISITION CORPORATION

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

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

ARIES I ACQUISITION CORPORATION

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of our Public Offering or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of our public shares if we are unable to consummate our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of our Public Offering, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

ARIES I ACQUISITION CORPORATION

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

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use commercially reasonable efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

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

ARIES I ACQUISITION CORPORATION

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

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our Public Offering, our initial shareholders and their permitted transferees can demand that we register the Class A ordinary shares into which Founder Shares are convertible, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the Ordinary shares owned by our initial shareholders, holders of our Private Placement Warrants or holders of our working capital loans or their respective permitted transferees are registered.

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

ARIES I ACQUISITION CORPORATION

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

ARIES I ACQUISITION CORPORATION

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

ARIES I ACQUISITION CORPORATION

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

ARIES I ACQUISITION CORPORATION

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

ARIES I ACQUISITION CORPORATION

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

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely: (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities law of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy or the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

ARIES I ACQUISITION CORPORATION

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

After consultation with our independent registered public accounting firm, management and the audit committee identified material weaknesses in our internal control over financial reporting related to the classification of redeemable Class A Ordinary Shares, the accounting treatment of the purchase of shares of our sponsor by Anchor Investors, the recording of the fair value of the public warrants, and the recording of redeemable Class A Ordinary Shares at $10.10 per share plus any additional interest income earned on the trust account, as denoted in the Company’s prospectus. Our internal control over financial reporting did not result in the proper accounting classification of the redeemable Class A Ordinary Shares, treatment of shares of our sponsor, and recording of the fair value of the public warrants, which, due to its impact on our financial statements, we determined to be a material weakness.

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

ARIES I ACQUISITION CORPORATION

PART II

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

ARIES I ACQUISITION CORPORATION

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

ARIES I ACQUISITION CORPORATION

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 14,375,000 Class A ordinary shares sold as part of the units in our initial public offering and subsequent partial exercise of the underwriters’ over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

ARIES I ACQUISITION CORPORATION

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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Re-measurement associated with the redeemable Class A ordinary shares is excluded from net loss per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net loss per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 11,643,750 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events.

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

ARIES I ACQUISITION CORPORATION

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021, due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments as previously disclosed in our Annual Report on Form 10-K filed on March 31, 2022 and as described in the Explanatory Note of this Form 10-K/A, and the recording of the fair value of the public warrants as described in the Explanatory Note in our Quarterly Report Form 10-Q/A filed on March 30, 2022.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness described  the Explanatory Note of this Form 10-K/A resulted in the restatement of the Company’s audited financial statement as of December 31, 2021 and unaudited financial statements as of and for the periods ended September 30, 2021 and June 30, 2021. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Due to the material weaknesses in internal controls described above, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. In addition, management plans at this time includes including a review checklist to document each level of review of the financial statements as well as an additional level review performed by experienced accounting personnel. The elements

ARIES I ACQUISITION CORPORATION

of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

4.5	Description of Securities (incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022)
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

10.5

Forward Purchase Agreement, by and between the Company and Terra Carta Partners, LLC (incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022)

10.6

Support Agreement, by and among Aries I Acquisition Corporation, Infinite Assets, Inc., and certain stockholders of Infinite Assets, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on December 14 2021).

10.7

Sponsor Agreement, dated as of December 13, 2021, by and among Aries I Acquisition Corporation, Aries Acquisition Partners, Ltd, and Infinite Assets, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on December 14 2021).

ARIES I ACQUISITION CORPORATION

10.8

Lock-up Agreement, dated as of December 13, 2021, by and among Aries I Acquisition Corporation, Aries Acquisition Partners, Ltd., and certain stockholders of Infinite Assets, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the SEC on December 14 2021).

10.9	Form of A&R Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K, filed with the SEC on December 14 2021).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INI*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

+Furnished herewith

ARIES I ACQUISITION CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aries I Acquisition Corporation
Date: August 22, 2022	By:	/s/ Randy Brinkley
Randy Brinkley
Title: Chief Executive Officer

Date: August 22, 2022		Aries I Acquisition Corporation
	By:	/s/ Nathan Smith
Nathan Smith
Title: Chief Financial Officer

Date: August 22, 2022	By:	/s/ Andrew Lester
Andrew Lester
Chief Risk Officer and Director

Date: August 22, 2022		/s/ Paul Wolfe
	By:	Paul Wolfe
Chief Operating Officer and Director

Date: August 22, 2022	By:	/s/ Thane Ritchie
Thane Ritchie
Chairman

Date: August 22, 2022	By:	/s/ Ray Conley
Ray Conley
Director

Date: August 22, 2022	By:	/s/ Aaron Ratner
Aaron Ratner
Director

Date: August 22, 2022	By:	/s/ Dan Webb
Dan Webb
Director

ARIES I ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

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

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2021 and for the period from January 15, 2021 (inception) through December 31, 2021, have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY
March 31, 2022, except for the effects of the restatements discussed in Note 2, as to which the date is August 22, 2022.

ARIES I ACQUISITION CORPORATION

BALANCE SHEET

DECEMBER 31, 2021

(AS RESTATED)(1)

ASSETS
Current assets:
Cash	$256,252
Prepaid expenses	152,877
Total current assets	409,129
Investments held in Trust Account	145,193,306
Total Assets	$145,602,435

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$583,656
Total current liabilities	583,656
Warrant liabilities	8,850,688
Deferred underwriting fee payable	6,468,750
Total Liabilities	15,903,094

Commitments (Note 7)
Class A ordinary shares subject to possible redemption, 14,375,000 shares at redemption value	145,193,306

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 14,375,000 shares issued; no shares outstanding (excluding 14,375,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 issued and outstanding	359
Additional paid-in capital	—
Accumulated deficit	(15,494,324)
Total Shareholders’ Deficit	(15,493,965)
Total Liabilities and Shareholders’ Deficit	$145,602,435
(1)	As restated due to the review of accounting for complex financial instruments (see Note 2).

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

ARIES I ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021
(AS RESTATED)(1)

	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Fair value of Founders Shares transferred to Anchor Investors	—	—	—	—	1,369,500	—	1,369,500
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	311,937	—	311,937
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(1,706,078)	(14,999,655)	(16,705,733)
Net income	—	—	—	—	—	(494,669)	(494,669)
Balance at December 31, 2021	—	$—	3,593,750	$359	$—	$(15,494,324)	$(15,493,965)
(1)	As restated due to the review of accounting for complex financial instruments (see Note 2).

The accompanying notes are an integral part of the financial statements.

ARIES I ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

(AS RESTATED)(1)

Cash Flows from Operating Activities:
Net income	$(494,669)
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	370,414
Interest income on Trust Account	(5,806)
Change in fair value of warrant liabilities	(1,834,250)
Changes in operating assets and liabilities:
Prepaid expenses	(152,877)
Accounts payable and accrued expenses	583,656
Net cash used in operating activities	(1,533,532)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(145,187,500)
Net cash used in investing activities	(145,187,500)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	129,886
Repayment of promissory note - related party	(129,886)
Proceeds from initial public offering, net of underwriter’s discount paid	143,031,250
Proceeds from sale of Private Placement Warrants	4,456,250
Payment of offering costs	(510,216)
Net cash provided by financing activities	146,977,284

Net Change in Cash	256,252
Cash - Beginning of Period	—
Cash - End of Period	$256,252

Supplemental disclosures of non-cash investing and financing activities:
Deferred underwriting fee payable	$6,468,750
Re-measurement of Class A ordinary shares subject to redemption to redemption value	$16,705,733
Fair value of Founders Shares transferred to Anchor Investors	$1,369,500
Offering costs in exchange for Class B ordinary shares	$359
(1)	As restated due to the review of accounting for complex financial instruments (see Note 2).

The accompanying notes are an integral part of the financial statements.

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

Going Concern

As of December 31, 2021, the Company had $256,252 in cash held outside of the Trust Account and working capital deficit of $174,527. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the earlier of the consummation of a Business Combination or one year from this filing. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company concluded that restatements were required to be made to the unaudited financial statements as of June 30, 2021 and September 30, 2021, and the audited financial statements as of December 31, 2021 to adjust the balance of the Public Shares within temporary equity to a value of $10.10 per share, as is denoted in the Company’s prospectus as the minimum amount to be held in the Trust Account, plus any additional interest income earned on the Trust Account.

The reclassification of amounts from permanent equity to temporary equity resulted in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	December 31, 2021
	As Previously
	Reported	Adjustments	As Restated
Balance Sheet
Class A ordinary shares subject to possible redemption, 14,375,000 shares at redemption value	$143,755,806	$1,437,500	$145,193,306
Accumulated deficit	$(14,056,824)	$(1,437,500)	$(15,494,324)
Total Shareholders’ Deficit	$(14,056,465)	$(1,437,500)	$(15,493,965)
Statement of Cash Flows for the period from January 15, 2021 (inception) through December 31, 2021
Re-measurement of Class A ordinary shares subject to redemption to redemption value	$15,268,233	$1,437,500	$16,705,733
Statement of Changes in Shareholders’ Deficit for the period from January 15, 2021 (inception) through December 31, 2021
Re-measurement of Class A ordinary shares to redemption amount	$(15,268,233)	$(1,437,500)	$(16,705,733)
Total Shareholders’ Deficit	$(14,056,465)	$(1,437,500)	$(15,493,965)

	September 30, 2021
	As Previously
	Reported	Adjustments	As Restated
Condensed Balance Sheet (unaudited)
Class A ordinary shares subject to possible redemption, 14,375,000 shares at redemption value	$143,752,739	$1,437,500	$145,190,239
Accumulated deficit	$(10,488,131)	$(1,437,500)	$(11,925,631)
Total Shareholders’ Deficit	$(10,487,772)	$(1,437,500)	$(11,925,272)
Condensed Statement of Cash Flows for the period from January 15, 2021 (inception) through September 30, 2021 (unaudited)
Re-measurement of Class A ordinary shares subject to redemption to redemption value	$15,265,166	$1,437,500	$16,702,666
Condensed Statement of Changes in Shareholders’ Deficit for the period from January 15, 2021 (inception) through September 30, 2021 (unaudited)
Re-measurement of Class A ordinary shares to redemption amount	$(15,263,297)	$(1,437,500)	$(16,700,797)
Total Shareholders’ Deficit - June 30, 2021	$(16,752,272)	$(1,437,500)	$(18,189,772)
Total Shareholders’ Deficit - September 30, 2021	$(10,487,772)	$(1,437,500)	$(11,925,272)

	June 30, 2021
	As Previously
	Reported	Adjustments	As Restated
Condensed Balance Sheet (unaudited)
Class A ordinary shares subject to possible redemption, 14,375,000 shares at redemption value	$143,750,870	$1,437,500	$145,188,370
Accumulated deficit	$(16,752,631)	$(1,437,500)	$(18,190,131)
Total Shareholders’ Deficit	$(16,752,272)	$(1,437,500)	$(18,189,772)
Condensed Statement of Cash Flows for the period from January 15, 2021 (inception) through June 30, 2021 (unaudited)
Re-measurement of Class A ordinary shares subject to redemption to redemption value	$15,263,297	$1,437,500	$16,700,797
Condensed Statement of Changes in Shareholders’ Deficit for the period from January 15, 2021 (inception) through June 30, 2021 (unaudited)
Re-measurement of Class A ordinary shares to redemption amount	$(15,263,297)	$(1,437,500)	$(16,700,797)
Total Shareholders’ Deficit	$(16,752,272)	$(1,437,500)	$(18,189,772)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Class A Ordinary Shares Subject to Possible Redemption – As Restated

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

As of December 31, 2021, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Allocated fair value of proceeds	$137,209,375
Less:
Issuance costs allocated to Class A ordinary shares	(8,721,802)
Plus:
Re-measurement of carrying value to redemption value	16,705,733
Class A ordinary shares subject to possible redemption	$145,193,306

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

Forward Purchase Agreement

On May 18, 2021, the Company entered into a forward purchase agreement with Terra Carta Partners, LLC (“Terra Carta Partners”), which is affiliated with the Sponsor, pursuant to which Terra Carta Partners has agreed to purchase up to $50,000,000 of forward purchase shares (the “forward purchase shares”). Each forward purchase share will consist of one Class A ordinary share and will be sold at a purchase price of $10.00 per share in a private placement concurrently with the closing of the initial Business Combination. The obligations of Terra Carta Partners under the forward purchase agreement do not depend on whether any Class A ordinary shares held by public shareholders are redeemed by the Company and the amount of forward purchase shares sold pursuant to the forward purchase agreement will be subject to Terra Carta Partners’ sole discretion. The forward purchase shares will generally be identical to the Class A ordinary shares included in the Units sold in the Public Offering, except that they will be entitled to certain registration rights, as described in Note 6.

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

Deferred Legal Fees

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.