Form 10-Q
period 2022-06-30
Aries I Acquisition Corp.
filed 2022-08-23
CIK 1841867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

ARIES I ACQUISITION CORPORATION

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	2
	Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from January 15, 2021 (inception) through June 30, 2021 (Unaudited)	3
	Condensed Statement of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from January 15, 2021 (inception) through June 30, 2021 (Unaudited)	4
	Condensed Statement of Cash Flows for the six months ended June 30, 2022 and for the period from January 15, 2021 (inception) through June 30, 2021 (Unaudited)	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
SIGNATURES		32

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ARIES I ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$10,741	$256,252
Prepaid expenses	29,750	152,877
Total current assets	40,491	409,129
Investments held in Trust Account	146,483,067	145,193,306
Total Assets	$146,523,558	$145,602,435

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,195,829	$583,656
Promissory notes - related party	1,403,125	—
Total current liabilities	2,598,954	583,656
Warrant liabilities	1,891,038	8,850,688
Deferred underwriting fee payable	2,102,344	6,468,750
Total Liabilities	6,592,336	15,903,094

Commitments (Note 7)
Class A ordinary shares subject to possible redemption, 14,375,000 shares at redemption value as of June 30, 2022 and December 31, 2021, respectively	146,483,067	145,193,306

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 14,375,000 shares issued; no shares outstanding (excluding 14,375,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	359	359
Additional paid-in capital	—	—
Accumulated deficit	(6,552,204)	(15,494,324)
Total Shareholders’ Deficit	(6,551,845)	(15,493,965)
Total Liabilities and Shareholders’ Deficit	$146,523,558	$145,602,435

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARIES I ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the		For the Period from
	Three Months Ended	Three Months Ended	For the Six	January 15, 2021
	June 30,	June 30,	Months Ended	(inception) through
	2022	2021	June 30, 2022	June 30, 2021
Operating and formation costs	$586,167	$296,396	$1,305,811	$308,807
Expensed offering costs	—	370,413	—	370,413
Loss from operations	(586,167)	(666,809)	(1,305,811)	(679,220)
Dividend income on Trust Account	197,015	870	211,636	870
Gain (loss) on change in fair value of warrant liabilities	2,542,213	(2,517,062)	6,959,650	(2,517,062)
Gain on waiver of deferred underwriting commissions by underwriter	198,671	—	198,671	—
Net income (loss)	$2,351,732	$(3,183,001)	$6,064,146	$(3,195,412)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	14,375,000	6,388,889	14,375,000	3,463,855
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.13	$(0.32)	$0.34	$(0.45)
Basic and diluted weighted average shares outstanding, Class B ordinary shares not subject to possible redemption	3,593,750	3,593,750	3,593,750	3,593,750
Basic and diluted net income (loss) per share, Class B ordinary shares not subject to possible redemption	$0.13	$(0.32)	$0.34	$(0.45)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARIES I ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Six Months Ended June 30, 2022

	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	—	$—	3,593,750	$359	$—	$(15,494,324)	$(15,493,965)
Re-measurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(14,621)	(14,621)
Net income	—	—	—	—	—	3,712,414	3,712,414
Balance at March 31, 2022 (As Restated)(3)	—	$—	3,593,750	$359	$—	$(11,796,531)	$(11,796,172)
Re-measurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,275,140)	(1,275,140)
Waiver of deferred underwriting commissions by underwriter (see Note 7)	—	—	—	—	—	4,167,735	4,167,735
Net income	—	—	—	—	—	2,351,732	2,351,732
Balance at June 30, 2022	—	$—	3,593,750	$359	$—	$(6,552,204)	$(6,551,845)

For the Three Months Ended June 30, 2021 and For the Period from January 15, 2021 (inception) through June 30, 2021

	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)(2)	—	—	3,593,750	359	24,641	—	25,000
Fair value of Founders Shares transferred to Anchor Investors	—	—	—	—	1,369,500	—	1,369,500
Net loss	—	—	—	—	—	(12,411)	(12,411)
Balance at March 31, 2021	—	—	3,593,750	359	1,394,141	(12,411)	1,382,089
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	311,937		311,937
Re-measurement of Class A ordinary shares to redemption amount	—	—	—	—	(1,706,078)	(14,994,719)	(16,700,797)
Net loss	—	—	—	—	—	(3,183,001)	(3,183,001)
Balance at June 30, 2021	—	$—	3,593,750	$359	$—	$(18,190,131)	$(18,189,772)

(1) Included up to 468,750 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The over-allotment option was exercised in full on May 21, 2021; thus, these shares are no longer subject to forfeiture (see Notes 5 and 8).

(2) In April 2021, the Sponsor forfeited 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 3,593,750 Class B ordinary shares outstanding (see Notes 5 and 8).

(3)As restated due to the review of accounting for complex financial instruments (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARIES I ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from January
	For the Six	15, 2021
	Months Ended	(inception) through
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$6,064,146	$(3,195,412)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Expensed offering costs	—	370,413
Dividend income on Trust Account	(211,636)	(870)
(Gain) loss on change in fair value of warrant liabilities	(6,959,650)	2,517,062
Gain on waiver of deferred underwriting commissions by underwriter	(198,671)	—
Changes in operating assets and liabilities:
Prepaid expenses	123,127	(352,877)
Accounts payable and accrued expenses	612,173	70,027
Net cash used in operating activities	(570,511)	(591,657)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(1,078,125)	(145,187,500)
Net cash used in investing activities	(1,078,125)	(145,187,500)

Cash Flows from Financing Activities:
Proceeds from promissory notes - related party	1,403,125	129,886
Repayment of promissory notes - related party	—	(129,886)
Proceeds from initial public offering, net of underwriter’s discount paid	—	143,031,250
Proceeds from sale of Private Placement Warrants	—	4,456,250
Payment of offering costs	—	(427,997)
Net cash provided by financing activities	1,403,125	147,059,503

Net Change in Cash	(245,511)	1,280,346
Cash - Beginning of Period	256,252	—
Cash - End of Period	$10,741	$1,280,346

Supplemental disclosures of non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$6,468,750
Fair value of Founders Shares transferred to Anchor Investors	$—	$1,369,500
Offering costs in exchange for Class B ordinary shares	$—	$359
Deferred offering costs included in accrued offering costs	$—	$82,218
Re-measurement of Class A ordinary shares subject to redemption to redemption value	$1,289,761	$16,700,797
Waiver of deferred underwriting commissions by underwriter	$4,167,735	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period January 1, 2022 through June 30, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering.

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

Transaction costs related to the issuances described above amounted to $11,248,466, consisting of $2,875,000 of cash underwriting fees, $6,468,750 of deferred underwriting fees, $1,369,500 of anchor investor offering costs and $535,216 of other costs. The Company was reimbursed $2,156,250 by the underwriters for such transaction costs. In addition, at June 30, 2022, $10,741 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The Company has until September 21, 2022 (or August 21, 2023 if the Company extends the period to the maximum extent possible) to complete a Business Combination (the “Combination Period”). On May 13, 2022, the Company notified the trustee of the Trust Account that it was extending the time available to the Company to consummate a Business Combination from May 21, 2022 to August 21, 2022. Pursuant to the terms of the trust agreement, the Company’s sponsor, Aries Acquisition Partners, Ltd., deposited an aggregate of $1,078,125 (the “First Extension Payment”) into the Company’s operating account on May 19, 2022, on behalf of the Company. The funds from the First Extension Payment were then immediately transferred from the operating account into the Trust Account. This deposit was made in respect of a non-interest bearing loan by the Sponsor to the Company (the “Extension Loan”).

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

As approved by its shareholders at an extraordinary general meeting of shareholders held on August 12, 2022 (the “Meeting”), on August 15, 2022, Company entered into an amendment (the “Trust Amendment”) to the investment management trust agreement, dated as of May 18, 2021, with Continental Stock Transfer & Trust Company (the “Trust Agreement”). Pursuant to the Trust Amendment, (1) the Company has the right to extend the Combination Period up to twelve (12) times for an additional one (1) month each time from August 21, 2022 to August 21, 2023 by depositing into the Trust Account, for each one-month extension, the lesser of (a) $120,000 and (b) $0.035 for each Class A ordinary share outstanding after giving effect to the Redemption (as defined below) and (2) the Company is required to hold the assets solely in cash from and after the effectiveness of the Trust Amendment. As approved by its stockholders at the Meeting on August 12, 2022, the Company adopted its Second Amended and Restated Articles of Association on August 12, 2022 (the “Charter Amendment”), giving the Company the right to extend the Combination Period up to twelve (12) times for an additional one (1) month each time, from August 21, 2022 to August 21, 2023. In connection with the shareholders’ vote at the Meeting, 12,078,942 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $123.3 million (approximately $10.21 per share) will be removed from the Trust Account to pay such holders and approximately $23.4 million will remain in the Trust Account. Following the aforementioned redemptions, the Company will have 5,889,808 ordinary shares outstanding, which includes 2,296,058 Public Shares and 3,593,750 Founder Shares (as defined in Note 6).

On August 16, 2022, the Company notified the trustee of the Company’s Trust Account that it was extending the time available to the Company to consummate its initial Business Combination from August 21, 2022 to September 21, 2022. Pursuant to the terms of the Company’s Trust Agreement, on August 17, 2022, in connection with the extension, the Sponsor deposited an aggregate of $80,362.03 (the “First Extension Payment”) into the Trust Account, on behalf of the Company. This deposit was made in respect of a non-interest bearing loan by the Sponsor to the Company (the "Second Extension Loan").

If the Company completes a Business Combination by September 21, 2022 (or by October 21, 2022, or by the 21st day of each of the immediately succeeding ten (10) calendar months, to the extent that, prior to each such date, the Company exercises an additional one-month extension to extend the time to complete a Business Combination), the Company will repay the Extension Loan and the Second Extension Loan out of the proceeds of the Trust Account released to the Company. If the Company does not complete its initial Business Combination by September 21, 2022 (or by October 21, 2022, or by the 21st day of each of the immediately succeeding ten (10) calendar months, to the extent that, prior to each such date, the Company exercises an additional one-month extension to extend the time to complete a Business Combination), the Company will only repay the Extension Loan and the Second Extension Loan from funds held outside of the Trust Account.

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

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

shares of Class A common stock of Infinite outstanding immediately prior to the Closing (after giving effect to the conversion of certain outstanding promissory notes) by (B) $10.00 per share (the “Merger Consideration”).

On July 20, 2022, the parties to the Merger Agreement entered into the First Amendment to the Merger Agreement (the “Amendment”) pursuant to which, among other things, the parties agreed to (i) amend the termination date from November 21, 2022 to August 21, 2023 if, on or prior to August 21, 2022, the Company effectuates an amendment to the Amended and Restated Memorandum and Articles of Association to extend the date by which it must consummate a business combination and (ii) amend the definition of Company Equity Value from $525 million to $527 million, which increase corresponds to the value of the share consideration being paid to SuperBitMachine, Inc.’s (“SBM”) shareholders in connection with Infinite’s recent acquisition of SBM. As approved by its stockholders at the Meeting on August 12, 2022, the Company adopted the Charter Amendment, giving the Company the right to extend the Combination Period up to twelve (12) times for an additional one (1) month each time, from August 21, 2022 to August 21, 2023.

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

Going Concern

As of June 30, 2022, the Company had $10,741 in cash held outside of the Trust Account and a working capital deficit of $2,558,463. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs or complete a Business Combination by September 21, 2022 (or August 21, 2023 if the Company extends the period to the maximum extent possible), then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

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

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company concluded that a restatement was required to be made to the unaudited financial statements as of March 31, 2022 to adjust the balance of the Public Shares within temporary equity to a value of $10.10 per share, as is denoted in the Company’s prospectus as the minimum amount to be held in the Trust Account, plus any additional interest income earned on the Trust Account.

The reclassification of amounts from permanent equity to temporary equity resulted in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	March 31, 2022
	As Previously
	Reported	Adjustments	As Restated
Condensed Balance Sheet (unaudited)
Class A ordinary shares subject to possible redemption, 14,375,000 shares at redemption value	$143,770,427	$1,437,500	$145,207,927
Accumulated deficit	$(10,359,031)	$(1,437,500)	$(11,796,531)
Total Shareholders' Deficit	$(10,358,672)	$(1,437,500)	$(11,796,172)
Condensed Statement of Changes in Shareholders' Deficit for the Three Months Ended March 31, 2022 (unaudited)
Accumulated Deficit	$(10,359,031)	$(1,437,500)	$(11,796,531)
Total Shareholders' Deficit	$(10,358,672)	$(1,437,500)	$(11,796,172)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities.

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

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of June 30, 2022 increased in connection with income earned on the Trust Account and the deposit of the First Extension Payment into the Trust Account by the Sponsor. As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $1,275,140 and $1,289,761 for the three and six months ended June 30, 2022, respectively.

As of June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Allocated Fair Value of Proceeds	$137,209,375
Less:
Issuance costs allocated to Class A ordinary shares	(8,721,802)
Plus:
Re-measurement of carrying value to redemption value	16,705,733
Class A ordinary shares subject to possible redemption as of December 31, 2021	145,193,306
Re-measurement of carrying value to redemption value	14,621
Class A ordinary shares subject to possible redemption as of March 31, 2022 (As Restated)	145,207,927
Re-measurement of carrying value to redemption value	1,275,140
Class A ordinary shares subject to possible redemption as of June 30, 2022	$146,483,067

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company accounts for the Public Warrants (as defined in Note 4) and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, the Public Warrants (as defined in Note 4) and the Private Placement Warrants are recorded as a liability. The initial fair value of the Public Warrants was estimated using a Modified Monte Carlo simulation approach and the fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes model (see Note 10).

Forward Purchase Agreement

The Company accounts for the Forward Purchase Agreement (“FPA”) as an equity instrument indexed to the Company’s own ordinary shares based on an assessment of the specific terms of the FPA and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the FPA is a freestanding financial instrument pursuant to ASC 480 and meets the definition of a derivative asset or liability pursuant to ASC 480. Given that the ordinary shares included in the FPA do not contain any provisions which would preclude equity classification, such shares are classified in equity.

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”) and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $11,248,466 as a result of the Initial Public Offering (consisting of a $2,875,000 underwriting fee, $6,468,750 of deferred underwriting fees , $1,369,500 of anchor investor offering costs and $535,216 of other offering costs). The Company recorded $10,722,371 of offering costs as a reduction of equity in connection with the Class A ordinary shares included in the Units. The Company immediately expensed $526,095 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) Per Ordinary Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, Class A and Class B ordinary shares are presented as one class of shares in calculating net income (loss) per share. As a result, the calculated net income (loss) per share is the same for Class A and Class B ordinary shares. As of June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic loss per share for the periods presented.

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

							For the Period from
							January 15, 2021
	For the Three Months		For the Three Months		For the Six Months		(inception) through June
	Ended June 30, 2022		Ended June 30, 2021		Ended June 30, 2022		30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$1,881,386	$470,346	$(2,037,121)	$(1,145,880)	$4,851,317	$1,212,829	$(1,568,300)	$(1,627,112)
Denominator:
Basic and diluted weighted average shares outstanding	14,375,000	3,593,750	6,388,889	3,593,750	14,375,000	3,593,750	3,463,855	3,593,750
Basic and diluted net income (loss) per ordinary share	$0.13	$0.13	$(0.32)	$(0.32)	$0.34	$0.34	$(0.45)	$(0.45)

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

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Promissory Notes — Related Party

On January 20, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of December 31, 2021 or the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $129,886 was repaid on June 7, 2021. The Company no longer has the ability to borrow under the Promissory Note.

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

On April 8, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Second Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Second Promissory Note is non-interest bearing and payable on the earlier of: (i) December 31, 2022 or (ii) the date on which the Company consummates a Business Combination. As of June 30, 2022 and December 31, 2021, the Company owed $300,000 and $0, respectively, under the Second Promissory Note.

On June 30, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Third Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $25,000. The Third Promissory Note is non-interest bearing and payable on the earlier of: (i) December 31, 2022 or (ii) the date on which the Company consummates a Business Combination. As of June 30, 2022 and December 31, 2021, the Company owed $25,000 and $0, respectively, under the Third Promissory Note.

Extension Loans

On May 19, 2022, the Company entered into the Extension Loan (see Note 1). The Extension Loan is non-interest bearing and payable on the earlier of: (i) the date on which the Company consummates a Business Combination or (ii) the date on which the liquidation of the Trust Account is effective. As of June 30, 2022 and December 31, 2021, the Company owed $1,078,125 and $0, respectively, under the Extension Loan. If the Company completes a Business Combination, the Company would repay the Extension Loan out of proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from Trust Account would be used for such repayment.

On August 16, 2022, the Company entered into the Second Extension Loan (see Note 1). The Second Extension Loan is non-interest bearing and payable on the earlier of: (i) the date on which the Company consummates a Business Combination or (ii) the date on which the liquidation of the Trust Account is effective. If the Company completes a Business Combination, the Company would repay the Second Extension Loan out of proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from Trust Account would be used for such repayment.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from Trust Account would be used for such repayment. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to 1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $2,875,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.45 per unit, or $6,468,750 in the aggregate will be payable to the underwriters for deferred underwriting commissions. On June 27, 2022, one underwriter agreed to waive their rights to their portion of the fee payable by the Company for deferred underwriting commissions. Of the total $4,366,406 waived fee, $4,167,735 was recorded to accumulated deficit and $198,671 was recorded as a gain on the waiver of deferred underwriting commissions by underwriter in the condensed statements of operations. The remaining deferred fee of $2,102,344 will become payable to the remaining underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal Fees

During the six months ended June 30, 2022 and for the period from January 15, 2021 (inception through December 31, 2021, the Company incurred legal fees in connection with its prospective initial business combination. A portion of the fees in connection with the services rendered as of June 30, 2022 and December 31, 2021 were contingent upon the closing of a business combination and therefore included in accounts payable and accrued expenses on the accompanying condensed balance sheet. As of June 30, 2022 and December 31, 2021, these fees were $903,824 and $455,169, respectively.

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

As of June 30, 2022 and December 31, 2021, there were 7,187,500 Public Warrants and 4,456,250 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 14,375,000 Class A ordinary shares issued and no shares outstanding and no shares issued or outstanding. These exclude the 14,375,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 3,593,750 Class B ordinary shares issued and outstanding.

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

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 10. FAIR VALUE MEASUREMENT

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
U.S. Treasury Securities	$146,483,067	$146,483,067	$—	$—
Liabilities
Warrant liability - Public Warrants	$1,178,038	$1,178,038	$—	$—
Warrant liability - Private Placement Warrants	$713,000	$—	$—	$713,000

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
U.S. Treasury Securities	$145,193,306	$145,193,306	$—	$—
Liabilities
Warrant liability - Public Warrants	$5,463,938	$5,463,938	$—	$—
Warrant liability - Private Placement Warrants	$3,386,750	$—	$—	$3,386,750

The Company utilized a Modified Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker RAMMW. The quoted price of the Public Warrants was $0.16 and $0.76 per warrant as of June 30, 2022 and December 31, 2021, respectively.

The Company utilizes a Modified Black-Scholes simulation model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in a Modified Black-Scholes simulation model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of June 30, 2022 and December 31, 2021 after the Public Warrants were separately listed and traded.

The following table provides the significant inputs to the Modified Black-Scholes method for the fair value of the Private Placement Warrants:

	At June 30, 2022	At December 31, 2021
Stock price	$10.09	$10.00
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	4.50	5.08
Volatility	1.6%	12.0%
Risk-free rate	3.0%	1.3%

ARIES I ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

The following table presents the changes in the fair value of warrant liabilities:

			Warrant
	Private Placement	Public	Liabilities
Fair value at January 1, 2022	$3,386,750	$5,463,938	$8,850,688
Change in fair value	(1,648,812)	(2,768,625)	(4,417,437)
Fair value at March 31, 2022	1,737,938	2,695,313	4,433,251
Change in fair value	(1,024,938)	(1,517,275)	(2,542,213)
Fair value at June 30, 2022	$713,000	$1,178,038	$1,891,038

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of January 1, 2022	$3,386,750
Change in fair value	(1,648,812)
Fair value as of March 31, 2022	1,737,938
Change in fair value	(1,024,938)
Fair value as of June 30, 2022	$713,000

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $2,542,213 and $6,959,650 within change in fair value of warrant liabilities in the statement of operations for the three and six months ended June 30, 2022, respectively. The Company recognized a loss in connection with changes in the fair value of warrant liabilities of $2,517,062 within change in fair value of warrant liabilities in the statement of operations for the three months ended June 30, 2021 and for the period from January 15, 2021 (inception) through June 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described in Note 1 as related to the extension of the Combination Period and Note 6 as related to the Second Extension Loan, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

As approved at the Meeting of the Company the Company entered into the Trust Amendment on August 15, 2022. Pursuant to the Trust Amendment, the Company has the right to extend the time to complete a business combination up to twelve (12) times for an additional one (1) month each time from August 21, 2022 to August 21, 2023, by depositing into the Trust Account, for each one-month extension, the lesser of (a) $120,000 and (b) $0.035 for each Class A ordinary share outstanding after giving effect to the Redemption (as defined below) and (2) the Company is required to hold the assets solely in cash from and after the effectiveness of the Trust Amendment.

As approved at the Meeting of the Company, on August 12, 2022 the Company adopted the Charter Amendment, giving the Company the right to extend the date by which it has to complete a business combination up to twelve (12) times for an additional one (1) month each time, from August 21, 2022 to August 21, 2023.

In connection with a shareholders’ vote at the Meeting on August 12, 2022, 12,078,942 shares of the Company’s ordinary shares were tendered for redemption, resulting in a reduction of $123,279.777.18 in the Trust Account balance. After the redemptions, the Trust Account balance was $23,433,966.14.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period January 1, 2022 through June 30, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $2,351,732, which resulted from a gain on the change in fair value of warrant liabilities of $2,542,213, a gain on the waiver of deferred underwriting commissions by the underwriter of $198,671, and dividend income on the Trust Account of $197,015, offset in part by operating and formation costs of $586,167.

For the three months ended June 30, 2021, we had net loss of $3,183,001, which resulted from a loss on the change in fair value of warrant liabilities of $2,517,062, expensed offering costs of $370,413, and operating and formation costs of $296,396, offset in part by dividend income on the Trust Account of $870.

For the six months ended June 30, 2022, we had net income of $6,064,146, which resulted from a gain on the change in fair value of warrant liabilities of $6,959,650, a gain on the waiver of deferred underwriting commission by the underwriter of $198,671, and dividend income on the Trust Account of $211,636, offset in part by operating and formation costs of $1,305,811.

For the period from January 15, 2021 (inception) through June 30, 2021, we had a net loss of $3,195,412, which resulted from a loss on the change in fair value of warrant liabilities of $2,517,062, expensed offering costs of $370,413, and operating and formation costs of $308,807, offset in part by interest income on the Trust Account of $870.

Liquidity, Capital Resources and Going Concern

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

For the six months ended June 30, 2022, net cash used in operating activities was $570,511, which was due to non-cash adjustments to net income related to the gain on the change in fair value of warrant liabilities of $6,959,650, dividend income on investments held in the Trust Account of $211,636, and non-cash adjustments to net income related to the gain on the waiver of deferred underwriting commissions by the underwriter of $198,671 partially offset by our net income of $6,064,146 and changes in working capital of $735,300.

For the period from January 15, 2021 (inception) through June 30, 2021, net cash used in operating activities was $591,657, which was due to our net loss of $3,195,412, changes in working capital of $282,850, and non-cash adjustments to net loss related to interest income on investments held in the Trust Account of $870, partially offset by non-cash adjustments to net loss related to the loss on the change in fair value of warrant liabilities of $2,517,062 and expensed offering costs of $370,413.

For the six months ended June 30, 2022, net cash used in investing activities was $1,078,125, which resulted fully from cash deposited into the Trust Account.

For the period from January 15, 2021 (inception) through June 30, 2021, net cash used in investing activities was $145,187,500, which resulted fully from cash deposited into the Trust Account.

For the six months ended June 30, 2022, net cash provided by financing activities was $1,403,125, which resulted fully from proceeds from promissory notes with our Sponsor.

For the period from January 15, 2021 (inception) through June 30, 2021, net cash provided by financing activities was $147,059,503, which resulted from $143,031,250 in proceeds from the issuance of Units in the Initial Public Offering net of underwriter’s discount paid, $4,456,250 in proceeds from the issuance of warrants in a private placement, and proceeds from the issuance of a promissory note to our Sponsor of $129,886, offset in part by the payment of offering costs of $427,997 associated with the Initial Public Offering and repayment of the outstanding balance on the promissory note to our Sponsor of $129,886.

As of June 30, 2022, the Company had $10,741 in cash held outside of the Trust Account and a working capital deficit of $2,558,463. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with our assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, pursuant to our Amended and Restated Certificate of Incorporation, we have until September 21, 2022 (or August 21, 2023 if the Company extends the period to the maximum extent possible) to consummate a business combination. If a business combination is not consummated by this date, as it may be extended, there will be a mandatory liquidation and subsequent dissolution of the Company.

On May 13, 2022, the Company notified the trustee of the Trust Account that it was extending the time available to the Company to consummate a Business Combination from May 21, 2022 to August 21, 2022. Pursuant to the terms of the trust agreement, the Company’s sponsor, Aries Acquisition Partners, Ltd., deposited an aggregate of $1,078,125 (the “First Extension Payment”) into the Company’s operating account on May 19, 2022, on behalf of the Company. The funds from the First Extension Payment were then immediately transferred from the operating account into the Trust Account. This deposit was made in respect of a non-interest bearing loan by the Sponsor to the Company (the “Extension Loan”).

As approved by its shareholders at an extraordinary general meeting of shareholders held on August 12, 2022 (the “Meeting”), on August 15, 2022, Company entered into an amendment (the “Trust Amendment”) to the investment management trust agreement, dated as of May 18, 2021, with Continental Stock Transfer & Trust Company (the “Trust Agreement”). Pursuant to the Trust Amendment, (1) the Company has the right to extend the Combination Period up to twelve (12) times for an additional one (1) month each time from August 21, 2022 to August 21, 2023 by depositing into the Trust Account, for each one-month extension, the lesser of (a) $120,000 and (b) $0.035 for each Class A ordinary share outstanding after giving effect to the Redemption (as defined below) and (2) the Company is required to hold the assets solely in cash from and after the effectiveness of the Trust Amendment. As approved by its stockholders at the Meeting on August 12, 2022, the Company adopted its Second Amended and Restated Articles of Association on August 12, 2022 (the “Charter Amendment”), giving the Company the right to extend the Combination Period up to twelve (12) times for an additional one (1) month each time, from August 21, 2022 to August 21, 2023. In connection with the shareholders’ vote at the Meeting, 12,078,942 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $123.3 million (approximately $10.21 per share) will be removed from the Trust Account to pay such holders and approximately $23.4 million will remain in the Trust Account. Following the aforementioned redemptions, the Company will have 5,889,808 ordinary shares outstanding, which includes 2,296,058 Public Shares and 3,593,750 Founder Shares (as defined in Note 6).

On August 16, 2022, the Company notified the trustee of the Company’s Trust Account that it was extending the time available to the Company to consummate its initial Business Combination from August 21, 2022 to September 21, 2022. Pursuant to the terms of the Company’s Trust Agreement, on August 17, 2022, in connection with the extension, the Sponsor deposited an aggregate of $80,362.03 (the “First Extension Payment”) into the Trust Account, on behalf of the Company. This deposit was made in respect of a non-interest bearing loan by the Sponsor to the Company (the "Second Extension Loan").

If the Company completes a Business Combination by September 21, 2022 (or by October 21, 2022, or by the 21st day of each of the immediately succeeding ten (10) calendar months, to the extent that, prior to each such date, the Company exercises an additional one-month extension to extend the time to complete a Business Combination), the Company will repay the Extension Loan and the Second Extension Loan out of the proceeds of the Trust Account released to the Company. If the Company does not complete its initial Business Combination by September 21, 2022 (or by October 21, 2022, or by the 21st day of each of the immediately succeeding ten (10) calendar months, to the extent that, prior to each such date, the Company exercises an additional one-month extension to extend the time to complete a Business Combination), the Company will only repay the Extension Loan and the Second Extension Loan from funds held outside of the Trust Account. This, as well as our liquidity condition, raises substantial doubt about our ability to continue as a going concern. These condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The underwriters were paid a cash underwriting fee of $0.20 per Unit, or $2,875,000 in the aggregate. In addition, $0.45 per unit, or $6,468,750 in the aggregate will be payable to the underwriters for deferred underwriting commissions. In June 2022, one underwriter agreed to waive their rights to their portion of the fee payable by the Company for deferred underwriting commissions. Of the total $4,366,406 waived fee, $4,167,735 was recorded to accumulated deficit and $198,671 was recorded as a gain on the waiver of deferred underwriting commissions by underwriter in the condensed statements of operations. The remaining deferred fee of $2,102,344 will become payable to the remaining underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Promissory Notes - Related Party

On January 20, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of December 31, 2021 or the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $129,886 was repaid on June 7, 2021. The Company no longer has the ability to borrow under the Promissory Note.

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

On April 8, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Second Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Second Promissory Note is non-interest bearing and payable on the earlier of: (i) December 31, 2022 or (ii) the date on which the Company consummates a Business Combination. As of June 30, 2022 and December 31, 2021, the Company owed $300,000 and $0, respectively, under the Second Promissory Note.

On June 30, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Third Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $25,000. The Third Promissory Note is non-interest bearing and payable on the earlier of: (i) December 31, 2022 or (ii) the date on which the Company consummates a Business Combination. As of June 30, 2022 and December 31, 2021, the Company owed $25,000 and $0, respectively, under the Third Promissory Note.

Extension Loan

On May 19, 2022, the Company entered into the Extension Loan. The Extension Loan is non-interest bearing and payable on the earlier of: (i) the date on which the Company consummates a Business Combination or (ii) the date on which the liquidation of the Trust Account is effective. As of June 30, 2022 and December 31, 2021, the Company owed $1,078,125 and $0, respectively, under the

Extension Loan. If the Company completes a Business Combination, the Company would repay the Extension Loan out of proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from Trust Account would be used for such repayment.

On August 16, 2022, the Company entered into the Second Extension Loan. The Second Extension Loan is non-interest bearing and payable on the earlier of: (i) the date on which the Company consummates a Business Combination or (ii) the date on which the liquidation of the Trust Account is effective. If the Company completes a Business Combination, the Company would repay the Second Extension Loan out of proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from Trust Account would be used for such repayment.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources..

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company accounts for the public warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, the public warrants and the Private Placement Warrants are recorded as a liability. The Company utilized a Modified Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants is classified as Level 1 due to the use of an observable market quote in an active market under the ticker RAMMW. The Company utilizes a Modified Black-Scholes simulation model to value the Private Placement Warrants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2022 and December 31, 2021, we were not subject to any market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2022, due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and the recording of the fair value of the public warrants as described in the Explanatory Note in our Quarterly Report Form 10-Q/A filed on March 31, 2022, in the Explanatory Note in our Annual Report Form 10-K/A as filed on August 22, 2022, and as described in Note 2 to the accompanying unaudited condensed financial statements. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Due to the material weaknesses in internal controls related to the accounting for complex financial instruments and recording of the fair value of public warrants, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. In addition, management plans at this time includes including a review checklist to document each level of review of the financial statements as well as an additional level of review performed by experienced accounting personnel. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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