Form 10-Q
period 2022-09-30
Aries I Acquisition Corp.
filed 2022-11-21
CIK 1841867

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 21, 2022, there were 2,296,058 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 3,593,750 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ARIES I ACQUISITION CORPORATION

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	2
	Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021 (Unaudited)	3
	Condensed Statement of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021 (Unaudited)	4
	Condensed Statement of Cash Flows for the nine months ended September 30, 2022 and for the period from January 15, 2021 (inception) through September 30, 2021 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	35
SIGNATURES		36

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ARIES I ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$25,856	$256,252
Prepaid expenses	140,902	152,877
Total current assets	166,758	409,129
Investments held in Trust Account	23,655,846	145,193,306
Total Assets	$23,822,604	$145,602,435

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,841,850	$583,656
Promissory notes - related party	1,708,849	—
Total current liabilities	3,550,699	583,656
Warrant liabilities	1,165,666	8,850,688
Deferred underwriting fee payable	2,102,344	6,468,750
Total Liabilities	6,818,709	15,903,094

Commitments (Note 6)
Class A ordinary share redemption, 2,296,058 and 14,375,000 shares at redemption value as of September 30, 2022 and December 31, 2021, respectively	23,655,846	145,193,306

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 14,375,000 shares issued; no shares outstanding (excluding 2,296,058 and 14,375,000 shares after redemption) as of September 30, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	359	359
Additional paid-in capital	—	—
Accumulated deficit	(6,652,310)	(15,494,324)
Total Shareholders’ Deficit	(6,651,951)	(15,493,965)
Total Liabilities and Shareholders’ Deficit	$23,822,604	$145,602,435

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARIES I ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the		For the Period from
	Three Months Ended	Three Months Ended	For the Nine	January 15, 2021
	September 30,	September 30,	Months Ended	(inception) through
	2022	2021	September 30, 2022	September 30, 2021
Operating and formation costs	$664,754	$488,875	$1,970,565	$797,682
Expensed offering costs	—	—	—	370,413
Loss from operations	(664,754)	(488,875)	(1,970,565)	(1,168,095)
Dividend income on Trust Account	291,832	1,869	503,468	2,739
Gain on change in fair value of warrant liabilities	725,372	6,753,375	7,685,022	4,236,313
Gain on waiver of deferred underwriting commissions by underwriter	—	—	198,671	—
Net income	$352,450	$6,266,369	$6,416,596	$3,070,957

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	8,335,529	14,375,000	12,339,721	7,354,651
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.03	$0.35	$0.40	$0.28
Basic and diluted weighted average shares outstanding, Class B ordinary shares not subject to possible redemption	3,593,750	3,593,750	3,593,750	3,593,750
Basic and diluted net income per share, Class B ordinary shares not subject to possible redemption	$0.03	$0.35	$0.40	$0.28

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARIES I ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2022

	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	—	$—	3,593,750	$359	$—	$(15,494,324)	$(15,493,965)
Re-measurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(14,621)	(14,621)
Net income	—	—	—	—	—	3,712,414	3,712,414
Balance at March 31, 2022	—	—	3,593,750	359	$—	(11,796,531)	(11,796,172)
Re-measurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,275,140)	(1,275,140)
Waiver of deferred underwriting commissions by underwriter (see Note 6)	—	—	—	—	—	4,167,735	4,167,735
Net income	—	—	—	—	—	2,351,732	2,351,732
Balance at June 30, 2022	—	—	3,593,750	359	$—	(6,552,204)	(6,551,845)
Re-measurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(452,556)	(452,556)
Net income	—	—	—	—	—	352,450	352,450
Balance at September 30, 2022	—	$—	3,593,750	$359	$—	$(6,652,310)	$(6,651,951)

For the Three Months Ended September 30, 2021 and For the Period from January 15, 2021 (inception) through September 30, 2021

	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)(2)	—	—	3,593,750	359	24,641	—	25,000
Fair value of Founders Shares transferred to Anchor Investors	—	—	—	—	1,369,500	—	1,369,500
Net loss	—	—	—	—	—	(12,411)	(12,411)
Balance at March 31, 2021	—	—	3,593,750	359	1,394,141	(12,411)	1,382,089
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	311,937	—	311,937
Re-measurement of Class A ordinary shares to redemption amount	—	—	—	—	(1,706,078)	(14,994,719)	(16,700,797)
Net loss	—	—	—	—	—	(3,183,001)	(3,183,001)
Balance at June 30, 2021	—	—	3,593,750	359	—	(18,190,131)	(18,189,772)
Re-measurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,869)	(1,869)
Net income	—	—	—	—	—	6,266,369	6,266,369
Balance at September 30, 2021	—	$—	3,593,750	$359	$—	$(11,925,631)	$(11,925,272)

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

ARIES I ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from January
	For the Nine	15, 2021
	Months Ended	(inception) through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income	$6,416,596	$3,070,957
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	—	370,414
Interest and dividend income on Trust Account	(503,468)	(2,739)
Gain on change in fair value of warrant liabilities	(7,685,022)	(4,236,313)
Gain on waiver of deferred underwriting commissions by underwriter	(198,671)	—
Changes in operating assets and liabilities:
Prepaid expenses	11,975	(256,242)
Accounts payable and accrued expenses	1,258,194	81,470
Net cash used in operating activities	(700,396)	(972,453)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for payment to redeeming shareholders	123,279,777	—
Cash deposited into Trust Account	(1,238,849)	(145,187,500)
Net cash provided by (used in) investing activities	122,040,928	(145,187,500)

Cash Flows from Financing Activities:
Proceeds from promissory notes - related party	1,708,849	129,886
Repayment of promissory notes - related party	—	(129,886)
Payment to redeeming shareholders	(123,279,777)	—
Proceeds from initial public offering, net of underwriter’s discount paid	—	143,031,250
Proceeds from sale of Private Placement Warrants	—	4,456,250
Payment of offering costs	—	(510,216)
Net cash provided by (used in) financing activities	(121,570,928)	146,977,284

Net Change in Cash	(230,396)	817,331
Cash - Beginning of Period	256,252	—
Cash - End of Period	$25,856	$817,331

Supplemental disclosures of non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$6,468,750
Fair value of Founders Shares transferred to Anchor Investors	$—	$1,369,500
Offering costs in exchange for Class B ordinary shares	$—	$359
Re-measurement of Class A ordinary shares subject to redemption to redemption value	$1,742,317	$16,702,666
Waiver of deferred underwriting commissions by underwriter	$4,167,735	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period January 1, 2022 through September 30, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering.

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

Transaction costs related to the issuances described above amounted to $11,248,466, consisting of $2,875,000 of cash underwriting fees, $6,468,750 of deferred underwriting fees, $1,369,500 of anchor investor offering costs and $535,216 of other costs. The Company was reimbursed $2,156,250 by the underwriters for such transaction costs. In addition, at September 30, 2022, $25,856 of cash was held outside of the Trust Account and is available for working capital purposes.

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

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

The Sponsor has agreed to waive (a) redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of an initial Business Combination, (b) redemption rights with respect to any Founder Shares and Public Shares held by it in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within 12 months (or up to 27 months if the Company extends the period of time to consummate a business combination) from the closing of the Initial Public Offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity and (c) rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination within 12 months from the closing of the Initial Public Offering or during any extension period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete an initial Business Combination 12 months (or up to 27 months if the Company extends the period of time to consummate a business combination) from the closing of the Initial Public Offering. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

The Company originally had until May 21, 2022 (or November 21, 2022 if the Company extended the period to the maximum extent possible as of May 21, 2022) to complete a Business Combination (the “Combination Period”). On May 13, 2022, the Company notified the trustee of the Trust Account that it was extending the time available to the Company to consummate a Business Combination from May 21, 2022 to August 21, 2022. Pursuant to the terms of the trust agreement, the Company’s sponsor, Aries Acquisition Partners, Ltd., deposited an aggregate of $1,078,125 (the “First Extension Payment”) into the Company’s operating account on May 19, 2022, on behalf of the Company. The funds from the First Extension Payment were then immediately transferred from the operating account into the Trust Account. This deposit was made in respect of a non-interest bearing loan by the Sponsor to the Company (the “First Extension Loan”).

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

As approved by its shareholders at an extraordinary general meeting of shareholders held on August 12, 2022 (the “Meeting”), on August 15, 2022, Company entered into an amendment (the “Trust Amendment”) to the investment management trust agreement, dated as of May 18, 2021, with Continental Stock Transfer & Trust Company (the “Trust Agreement”). Pursuant to the Trust Amendment, (1) the Company has the right to extend the Combination Period up to twelve (12) times for an additional one (1) month each time from August 21, 2022 to August 21, 2023 by depositing into the Trust Account, for each one-month extension, the lesser of (a) $120,000 and (b) $0.035 for each Class A ordinary share outstanding after giving effect to the Redemption (as defined below) and (2) the Company is required to hold the assets solely in cash from and after the effectiveness of the Trust Amendment. As approved by its shareholders at the Meeting on August 12, 2022, the Company adopted its Second Amended and Restated Articles of Association on August 12, 2022 (the “Charter Amendment”), giving the Company the right to extend the Combination Period up to twelve (12) times for an additional one (1) month each time, from August 21, 2022 to August 21, 2023. In connection with the shareholders’ vote at the Meeting, 12,078,942 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $123.3 million (approximately $10.21 per share) was removed from the Trust Account to pay such holders and approximately $23.4 million remained in the Trust Account as of the date of payment. Following the aforementioned redemptions, the Company had 5,889,808 ordinary shares outstanding, which includes 2,296,058 Public Shares and 3,593,750 Founder Shares (as defined in Note 5).

On August 16, 2022, the Company notified the trustee of the Company’s Trust Account that it was extending the time available to the Company to consummate its initial Business Combination from August 21, 2022 to September 21, 2022 (the “Second Extension”). Pursuant to the terms of the Trust Agreement, on August 18, 2022, in connection with the Second Extension, the Sponsor deposited an aggregate of $80,362.03 (the “Second Extension Payment”) into the Trust Account, on behalf of the Company. This deposit was made in respect of a non-interest bearing loan by the Sponsor to the Company (the “Second Extension Loan”).

On September 13, 2022, the Company notified the trustee of the Company’s Trust Account that it was extending the time available to the Company to consummate its initial business combination from September 21, 2022 to October 21, 2022 (the “Third Extension”). Pursuant to the terms of the Trust Agreement, on September 16, 2022, in connection with the Third Extension, the Sponsor deposited an aggregate of $80,362.03 (the “Third Extension Payment”) into the Trust Account, on behalf of the Company. This deposit was made in respect of a non-interest bearing loan by the Sponsor to the Company (the “Third Extension Loan”).

If the Company completes a business combination by the then-effective termination date, the Company will repay the First, Second and Third Extension Loans out of the proceeds of the Trust Account released to the Company. If the Company does not complete its initial business combination by the then-effective termination date, the Company will only repay the First, Second and Third Extension Loans from funds held outside of the Trust Account.

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

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

On July 20, 2022, the parties to the Merger Agreement entered into the First Amendment to the Merger Agreement (the “Amendment”) pursuant to which, among other things, the parties agreed to (i) amend the termination date from November 21, 2022 to August 21, 2023 if, on or prior to August 21, 2022, the Company effectuates an amendment to the Amended and Restated Memorandum and Articles of Association to extend the date by which it must consummate a business combination and (ii) amend the definition of Company Equity Value from $525 million to $527 million, which increase corresponds to the value of the share consideration being paid to SuperBitMachine, Inc.’s (“SBM”) shareholders in connection with Infinite’s recent acquisition of SBM. As approved by its shareholders at the Meeting on August 12, 2022, the Company adopted the Charter Amendment, giving the Company the right to extend the Combination Period up to twelve (12) times for an additional one (1) month each time, from August 21, 2022 to August 21, 2023.

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

Going Concern

As of September 30, 2022, the Company had $25,856 in cash held outside of the Trust Account and a working capital deficit of $3,383,941. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs or complete a Business Combination by December 21, 2022 (or August 21, 2023 if the Company extends the period to the maximum extent possible), then the Company will cease all operations except for the purpose of liquidating. See Note 10—Subsequent Events for additional information.

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K/A as filed with the SEC on August 23, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of September 30, 2022 , the assets held in the Trust account were held in cash. As of December 31, 2021, the assets held in the Trust Account were money market funds invested solely in U.S. Treasury securities. During the three months ended September 30, 2022, the U.S. Treasury securities held by the Company as of December 31, 2022 were liquified and the funds received were transferred to a non-interest bearing cash account.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of September 30, 2022 decreased in connection with the redemption of 12,078,942 ordinary shares for $123,279,777 on August 15, 2022. During the period, the Company recorded income earned on the Trust Account and the deposit of the First Extension Payment and the Second Extension Payment into the Trust Account by the Sponsor. As such, the Company recorded a decrease in the carrying amount of the redeemable ordinary shares of $122,812,600 and $121,537,460 for the three and nine months ended September 30, 2022, respectively.

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Allocated Fair Value of Proceeds	$137,209,375
Less:
Issuance costs allocated to Class A ordinary shares	(8,721,802)
Plus:
Re-measurement of carrying value to redemption value	16,705,733
Class A ordinary shares subject to possible redemption as of December 31, 2021	145,193,306
Less:
Redemption of ordinary shares by shareholders	(123,279,777)
Plus:
Re-measurement of carrying value to redemption value	1,742,317
Class A ordinary shares subject to possible redemption as of September 30, 2022	$23,655,846

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company accounts for the Public Warrants (as defined in Note 3) and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, the Public Warrants (as defined in Note 3) and the Private Placement Warrants are recorded as a liability. The initial fair value of the Public Warrants was estimated using a Modified Monte Carlo simulation approach and the fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes model (see Note 9).

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income Per Ordinary Share

Net income per common share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, Class A and Class B ordinary shares are presented as one class of shares in calculating net income per share. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. As of September 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic loss per share for the periods presented.

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

							For the Period from
							January 15, 2021
	For the Three Months		For the Three Months		For the Nine Months		(inception) through September
	Ended September 30, 2022		Ended September 30, 2021		Ended September 30, 2022		30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$246,273	$106,177	$5,013,095	$1,253,274	$4,969,351	$1,447,245	$2,062,933	$1,008,024
Denominator:
Basic and diluted weighted average shares outstanding	8,335,529	3,593,750	14,375,000	3,593,750	12,339,721	3,593,750	7,354,651	3,593,750
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.35	$0.35	$0.40	$0.40	$0.28	$0.28

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

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

On April 8, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Second Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Second Promissory Note is non-interest bearing and payable on the earlier of: (i) December 31, 2022 or (ii) the date on which the Company consummates a Business Combination. As of September 30, 2022 and December 31, 2021, the Company owed $300,000 and $0, respectively, under the Second Promissory Note.

On June 30, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Third Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $25,000. The Third Promissory Note is non-interest bearing and payable on the earlier of: (i) December 31, 2022 or (ii) the date on which the Company consummates a Business Combination. As of September 30, 2022 and December 31, 2021, the Company owed $25,000 and $0, respectively, under the Third Promissory Note.

On July 8, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Fourth Promissory Note”), pursuant to which the Company may request a drawdown from the Sponsor in an aggregate principal amount of $60,000. The Fourth Promissory Note is non-interest bearing and payable on the earlier of: (i) the date on which the Company consummates an initial business combination or (ii) the date that the liquidation of the Company’s trust account is effective. As of September 30, 2022 and December 31, 2021, the Company owed $60,000 and $0, respectively, under the Fourth Promissory Note.

On July 11, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Fifth Promissory Note”), pursuant to which the Company may request a drawdown from the Sponsor in an aggregate principal amount of $60,000. The Fifth Promissory Note is non-interest bearing and payable on the earlier of: (i) the date on which the Company consummates an initial business combination or (ii) the date that the liquidation of the Company’s trust account is effective. As of September 30, 2022 and December 31, 2021, the Company owed $60,000 and $0, respectively, under the Fifth Promissory Note.

On August 31, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Sixth Promissory Note”), pursuant to which the Company may request a drawdown from the Sponsor in an aggregate principal amount of $25,000. The Sixth Promissory Note is non-interest bearing and payable on the earlier of: (i) the date on which the Company consummates an initial business combination or (ii) the date that the liquidation of the Company’s trust account is effective. As of September 30, 2022 and December 31, 2021, the Company owed $25,000 and $0, respectively, under the Fifth Promissory Note.

Extension Loans

On May 19, 2022, the Company entered into the First Extension Loan (see Note 1). The First Extension Loan is non-interest bearing and payable on the earlier of: (i) the date on which the Company consummates a Business Combination or (ii) the date on which the liquidation of the Trust Account is effective. As of September 30, 2022 and December 31, 2021, the Company owed $1,078,125 and $0, respectively, under the First Extension Loan. If the Company completes a Business Combination, the Company would repay the First Extension Loan out of proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from Trust Account would be used for such repayment.

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

On August 16, 2022, the Company entered into the Second Extension Loan (see Note 1). The Second Extension Loan is non-interest bearing and payable on the earlier of: (i) the date on which the Company consummates a Business Combination or (ii) the date on which the liquidation of the Trust Account is effective. If the Company completes a Business Combination, the Company would repay the Second Extension Loan out of proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from Trust Account would be used for such repayment. As of September 30, 2022 and December 31, 2021, the Company owed $80,362.03 and $0 toward the Second Extension Loan, respectively.

On September 16, 2022, the Company entered into the Third Extension Loan (see Note 1). The Third Extension Loan is non-interest bearing and payable on the earlier of: (i) the date on which the Company consummates a Business Combination or (ii) the date on which the liquidation of the Trust Account is effective. If the Company completes a Business Combination, the Company would repay the Third Extension Loan out of proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from Trust Account would be used for such repayment. As of September 30, 2022 and December 31, 2021, the Company owed $80,362.03 and $0 toward the Third Extension Loan, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from Trust Account would be used for such repayment. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to 1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

Underwriting Agreement

The Company granted the underwriters a 45 -day option to purchase up to 1,875,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full on May 21, 2021.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $2,875,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.45 per unit, or $6,468,750 in the aggregate will be payable to the underwriters for deferred underwriting commissions. On June 27, 2022, one underwriter agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions. Of the total $4,366,406 waived fee, $4,167,735 was recorded to accumulated deficit and $198,671 was recorded as a gain on the waiver of deferred underwriting commissions by underwriter in the condensed statements of operations. The remaining deferred fee of $2,102,344 will become payable to the remaining underwriter from the amounts held in the Trust Account, solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal Fees

During the nine months ended September 30, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021, the Company incurred legal fees in connection with its prospective initial business combination. A portion of the fees in connection with the services rendered as of September 30, 2022 and December 31, 2021 were contingent upon the closing of a business combination and therefore included in accounts payable and accrued expenses on the accompanying condensed balance sheet. As of September 30, 2022 and December 31, 2021, these fees were $1,140,622 and $455,169, respectively.

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

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

As of September 30, 2022 and December 31, 2021, there were 7,187,500 Public Warrants and 4,456,250 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. On August 15, 2022, 12,078,942 ordinary shares were redeemed by certain shareholders. As such, on September 30, 2022 and December 31, 2021, there were 2,296,058 and 14,375,000 Class A ordinary shares issued and outstanding, respectively.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 3,593,750 Class B ordinary shares issued and outstanding.

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

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

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of an initial Business Combination on a one-for-one basis, subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity- linked securities are issued or deemed issued in connection with an initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders) including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one basis.

NOTE 9. FAIR VALUE MEASUREMENT

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Warrant liability — Public Warrants	$718,750	$718,750	$—	$—
Warrant liability — Private Placement Warrants	$446,916	$—	$—	$446,916

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
U.S. Treasury Securities	$145,193,306	$145,193,306	$—	$—
Liabilities
Warrant liability — Public Warrants	$5,463,938	$5,463,938	$—	$—
Warrant liability — Private Placement Warrants	$3,386,750	$—	$—	$3,386,750

The Company utilized a Modified Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker RAMMW. The quoted price of the Public Warrants was $0.10 and $0.76 per warrant as of September 30, 2022 and December 31, 2021, respectively.

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

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of September 30, 2022 and December 31, 2021 after the Public Warrants were separately listed and traded.

During the three months ended September 30, 2022, the U.S. Treasury securities held by the Company as of December 31, 2022 were liquified and the funds received were transferred to a non-interest bearing cash account.

The following table provides the significant inputs to the Modified Black-Scholes method for the fair value of the Private Placement Warrants:

	At September 30, 2022	At December 31, 2021
Stock price	$10.27	$10.00
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.25	5.08
Volatility	3.7%	12.0%
Risk-free rate	4.0%	1.3%

The following table presents the changes in the fair value of warrant liabilities:

			Warrant
	Private Placement	Public	Liabilities
Fair value at January 1, 2022	$3,386,750	$5,463,938	$8,850,688
Change in fair value	(1,648,812)	(2,768,625)	(4,417,437)
Fair value at March 31, 2022	1,737,938	2,695,313	4,433,251
Change in fair value	(1,024,938)	(1,517,275)	(2,542,213)
Fair value at June 30, 2022	713,000	1,178,038	1,891,038
Change in fair value	(266,084)	(459,288)	(725,372)
Fair value at September 30, 2022	$446,916	$718,750	$1,165,666

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of January 1, 2022	$3,386,750
Change in fair value	(1,648,812)
Fair value as of March 31, 2022	1,737,938
Change in fair value	(1,024,938)
Fair value as of June 30, 2022	713,000
Change in fair value	(266,084)
Fair value as of September 30, 2022	$446,916

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $725,372 and $7,685,022 within change in fair value of warrant liabilities in the statement of operations for the three and nine months ended September 30, 2022, respectively. The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $6,753,375 and $4,236,313 within change in fair value of warrant liabilities in the statement of operations for the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

ARIES I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

On October 14, 2022, pursuant to Section 1 of the Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company, dated May 18, 2021 and amended on August 15, 2022, the Company extended the time available to consummate a Business Combination for an additional one (1) month, from October 21, 2022 to November 21, 2022 (the “Fourth Extension”).

On October 17, 2022, pursuant to the terms of the Company’s Trust Agreement in connection with the Extension, the Company’s sponsor, Aries Acquisition Partners, Ltd., deposited an aggregate of $80,362.03 (the “Fourth Extension Payment”) into the Trust Account, on behalf of the Company. This deposit was made in respect of a non-interest bearing loan to the Company (the “Fourth Extension Loan”). If the Company completes a business combination by the then-effective termination date, the Company will repay the Fourth Extension Loan out of the proceeds of the Trust Account released to the Company. If the Company does not complete its initial business combination by the then-effective termination date, the Company will only repay the Fourth Extension Loan from funds held outside of the Trust Account.

On November 11, 2022, pursuant to Section 1 of the Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company, dated May 18, 2021 and amended on August 15, 2022, the Company extended the time available to consummate a Business Combination for an additional one (1) month, from November 21, 2022 to December 21, 2022 (the “Fifth Extension”).

On November 18, 2022, pursuant to the terms of the Company’s Trust Agreement in connection with the Extension, the Company’s sponsor, Aries Acquisition Partners, Ltd., deposited an aggregate of $80,362.03 (the “Fifth Extension Payment”) into the Trust Account, on behalf of the Company. This deposit was made in respect of a non-interest bearing loan to the Company (the “Fifth Extension Loan”). If the Company completes a business combination by the then-effective termination date, the Company will repay the Fifth Loan out of the proceeds of the Trust Account released to the Company. If the Company does not complete its initial business combination by the then-effective termination date, the Company will only repay the Fifth Extension Loan from funds held outside of the Trust Account.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period January 1, 2022 through September 30, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $352,450, which resulted from a gain on the change in fair value of warrant liabilities of $725,372 and dividend income on the Trust Account of $291,832, offset in part by operating and formation costs of $664,754.

For the three months ended September 30, 2021, we had net income of $6,266,369, which resulted from a gain on the change in fair value of warrant liabilities of $6,753,375 and interest income on the Trust Account of $1,869, offset in part by operating and formation costs of $488,875.

For the nine months ended September 30, 2022, we had net income of $6,416,596, which resulted from a gain on the change in fair value of warrant liabilities of $7,685,022, a gain on the waiver of deferred underwriting commission by the underwriter of $198,671, and dividend income on the Trust Account of $503,468, offset in part by operating and formation costs of $1,970,565.

For the period from January 15, 2021 (inception) through September 30, 2021, we had net income of $3,070,957, which resulted from a gain on the change in fair value of warrant liabilities of $4,236,313 and interest income on the Trust Account of $2,739, offset in part by operating and formation costs of $797,682, and expensed offering costs of $370,413.

Liquidity, Capital Resources, and Going Concern

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

For the nine months ended September 30, 2022, net cash used in operating activities was $700,396, which was due to non-cash adjustments to net income related to the gain on the change in fair value of warrant liabilities of $7,685,022, dividend income on investments held in the Trust Account of $503,468 and non-cash adjustments to net income related to the gain on the waiver of deferred underwriting commissions by the underwriter of $198,671, partially offset by our net income of $6,416,596 and changes in working capital of $1,270,169.

For the period from January 15, 2021 (inception) through September 30, 2021, net cash used in operating activities was $972,453, which was due to non-cash adjustments to net income related to the gain on change in fair value of warrant liabilities of $4,236,313, changes in working capital of $174,772, and interest income on investments held in the Trust Account of $2,739, partially offset by our net income of $3,070,957 and expensed offering costs of $370,414.

For the nine months ended September 30, 2022, net cash used in investing activities was $122,040,928, which resulted in cash withdrawn from the Trust Account for payment to redeeming shareholders of $123,279,777, partially offset by cash deposited into the Trust Account of $1,238,849.

For the period from January 15, 2021 (inception) through September 30, 2021, net cash used in investing activities of $145,187,500 was the result of the amount of net proceeds from the Initial Public Offering and the private placement sale of warrants being deposited into the Trust Account.

For the nine months ended September 30, 2022, net cash provided by financing activities was $121,570,928, which resulted from payments to redeeming shareholders of $123,279,777, partially offset by proceeds from the promissory notes of $1,708,849.

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

As of September 30, 2022, the Company had $25,856 in cash held outside of the Trust Account and a working capital deficit of $3,383,941. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with our assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, pursuant to our Amended and Restated Certificate of Incorporation, we have until December 21, 2022 (or August 21, 2023 if the Company extends the period to the maximum extent possible) to consummate a business combination. If a business combination is not consummated by this date, as it may be extended, there will be a mandatory liquidation and subsequent dissolution of the Company. See Note 10—Subsequent Events for additional information.

On May 13, 2022, the Company notified the trustee of the Trust Account that it was extending the time available to the Company to consummate a Business Combination from May 21, 2022 to August 21, 2022. Pursuant to the terms of the trust agreement, the Company’s sponsor, Aries Acquisition Partners, Ltd., deposited an aggregate of $1,078,125 (the “First Extension Payment”) into the Company’s operating account on May 19, 2022, on behalf of the Company. The funds from the First Extension Payment were then immediately transferred from the operating account into the Trust Account. This deposit was made in respect of a non-interest bearing loan by the Sponsor to the Company (the “First Extension Loan”).

As approved by its shareholders at an extraordinary general meeting of shareholders held on August 12, 2022 (the “Meeting”), on August 15, 2022, Company entered into an amendment (the “Trust Amendment”) to the investment management trust agreement, dated as of May 18, 2021, with Continental Stock Transfer & Trust Company (the “Trust Agreement”). Pursuant to the Trust Amendment, (1) the Company has the right to extend the Combination Period up to twelve (12) times for an additional one (1) month each time from August 21, 2022 to August 21, 2023 by depositing into the Trust Account, for each one-month extension, the lesser of (a) $120,000 and (b) $0.035 for each Class A ordinary share outstanding after giving effect to the Redemption (as defined below) and (2) the Company is required to hold the assets solely in cash from and after the effectiveness of the Trust Amendment. As approved by its shareholders at the Meeting on August 12, 2022, the Company adopted its Second Amended and Restated Articles of Association on August 12, 2022 (the “Charter Amendment”), giving the Company the right to extend the Combination Period up to twelve (12) times for an additional one (1) month each time, from August 21, 2022 to August 21, 2023. In connection with the shareholders’ vote at the Meeting, 12,078,942 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $123.3 million (approximately $10.21 per share) will be removed from the Trust Account to pay such holders and approximately $23.4 million will remain in the Trust Account. Following the aforementioned redemptions, the Company will have 5,889,808 ordinary shares outstanding, which includes 2,296,058 Public Shares and 3,593,750 Founder Shares (as defined in Note 5).

On August 16, 2022, the Company notified the trustee of the Company’s Trust Account that it was extending the time available to the Company to consummate its initial Business Combination from August 21, 2022 to September 21, 2022. Pursuant to the terms of the Trust Agreement, on August 17, 2022, in connection with the extension, the Sponsor deposited an aggregate of $80,362.03 (the “Second Extension Payment”) into the Trust Account, on behalf of the Company. This deposit was made in respect of a non-interest bearing loan by the Sponsor to the Company (the “Second Extension Loan”).

On September 13, 2002, the Company notified the trustee of the Company’s Trust Account that it was extending the time available to the Company to consummate its initial Business Combination from September 21, 2022 to October 21, 2022. Pursuant to the terms of the Trust Agreement, on September 16, 2022, in connection with the extension, the Sponsor deposited an aggregate of $80,362.03 (the Third Extension Payment”) into the Trust Account, on behalf of the Company. This deposit was made in respect of a non-interest bearing loan by the Sponsor to the Company (the “Third Extension Loan”).

If the Company completes a business combination by the then-effective termination date, the Company will repay the First, Second and Third Extension Loans out of the proceeds of the Trust Account released to the Company. If the Company does not complete its initial business combination by the then-effective termination date, the Company will only repay the First, Second and Third Extension Loans from funds held outside of the Trust Account. This, as well as our liquidity condition, raises substantial doubt about our ability to continue as a going concern. These condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The underwriters were paid a cash underwriting fee of $0.20 per Unit, or $2,875,000 in the aggregate. In addition, $0.45 per unit, or $6,468,750 in the aggregate will be payable to the underwriters for deferred underwriting commissions. In June 2022, one underwriter agreed to waive their rights to their portion of the fee payable by the Company for deferred underwriting commissions. Of the total $4,366,406 waived fee, $4,167,735 was recorded to accumulated deficit and $198,671 was recorded as a gain on the waiver of deferred underwriting commissions by such underwriter in the condensed statements of operations. The remaining deferred fee of $2,102,344 will become payable to the remaining underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

On April 8, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Second Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Second Promissory Note is non-interest bearing and payable on the earlier of: (i) December 31, 2022 or (ii) the date on which the Company consummates a Business Combination. As of September 30, 2022 and December 31, 2021, the Company owed $300,000 and $0, respectively, under the Second Promissory Note.

On June 30, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Third Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $25,000. The Third Promissory Note is non-interest bearing and payable on the earlier of: (i) December 31, 2022 or (ii) the date on which the Company consummates a Business Combination. As of September 30, 2022 and December 31, 2021, the Company owed $25,000 and $0, respectively, under the Third Promissory Note.

On July 8, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Fourth Promissory Note”), pursuant to which the Company may request a drawdown from the Sponsor in an aggregate principal amount of $60,000. The drawdown is to be used for costs and expenses related to the Company’s formation and proposed initial public offering of its securities. The Fourth Promissory Note is non-interest bearing and payable on the earlier of: (i) the date on which the Company consummates an initial business combination or (ii) the date that the liquidation of the Company’s trust account is effective. As of September 30, 2022 and December 31, 2021, the Company owed $60,000 and $0, respectively, under the Fourth Promissory Note.

On July 11, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Fifth Promissory Note”), pursuant to which the Company may request a drawdown from the Sponsor in an aggregate principal amount of $60,000. The drawdown is to be used for costs and expenses related to the Company’s formation and proposed initial public offering of its securities. The Fifth Promissory Note is non-interest bearing and payable on the earlier of: (i) the date on which the Company consummates an initial business combination or (ii) the date that the liquidation of the Company’s trust account is effective. As of September 30, 2022 and December 31, 2021, the Company owed $60,000 and $0, respectively, under the Fifth Promissory Note.

On August 31, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Sixth Promissory Note”), pursuant to which the Company may request a drawdown from the Sponsor in an aggregate principal amount of $25,000. The drawdown is to be used for costs and expenses related to the Company’s formation and proposed initial public offering of its securities. The Sixth Promissory Note is non-interest bearing and payable on the earlier of: (i) the date on which the Company consummates an initial business combination or (ii) the date that the liquidation of the Company’s trust account is effective. As of September 30, 2022 and December 31, 2021, the Company owed $25,000 and $0, respectively, under the Fifth Promissory Note.

Extension Loans

On May 19, 2022, the Company entered into the First Extension Loan. The First Extension Loan is non-interest bearing and payable on the earlier of: (i) the date on which the Company consummates a Business Combination or (ii) the date on which the liquidation of the Trust Account is effective. As of September 30, 2022 and December 31, 2021, the Company owed $1,078,125 and $0, respectively, under the First Extension Loan. If the Company completes a Business Combination, the Company would repay the First Extension Loan. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from Trust Account would be used for such repayment.

On August 16, 2022, the Company entered into the Second Extension Loan. The Second Extension Loan is non-interest bearing and payable on the earlier of: (i) the date on which the Company consummates a Business Combination or (ii) the date on which the liquidation of the Trust Account is effective. If the Company completes a Business Combination, the Company would repay the Second Extension Loan out of proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from Trust Account would be used for such repayment. As of September 30, 2022 and December 31, 2021, the Company owed $80,362.03 and $0, respectively.

On September 16, 2022, the Company entered into the Third Extension Loan (see Note 1). The Third Extension Loan is non-interest bearing and payable on the earlier of: (i) the date on which the Company consummates a Business Combination or (ii) the date on which the liquidation of the Trust Account is effective. If the Company completes a Business Combination, the Company would repay the Second Extension Loan out of proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from Trust Account would be used for such repayment. As of September 30, 2022 and December 31, 2021, the Company owed $80,362.03 and $0, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Re-measurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 11,643,750 shares in the calculation of diluted net income per share, since the exercise of the warrants is contingent upon the occurrence of future events.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2022 and December 31, 2021, we were not subject to any market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022, due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and the recording of the fair value of the public warrants as described in the Explanatory Note in our Quarterly Report Form 10-Q/A filed on March 31, 2022 and in the Explanatory Note in our Annual Report Form 10-K/A as filed on August 22, 2022. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

ITEM 1A. RISK FACTORS.

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A, filed with the SEC on August 23, 2022.

The Excise Tax included in the Inflation Reduction Act of 2022 may hinder our ability to consummate an initial business combination.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. Because we may acquire a domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate and our securities trade on US stock exchange, we may become a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax; however, no guidance has been issued to date. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination or otherwise, would depend on a number of factors, including (i) the structure of a Business Combination, (ii) the fair market value of the redemptions and repurchases in connection with the Business Combination or otherwise, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination or a reduction in the cash available for a redemption of the Public Shares in connection with a Business Combination or otherwise.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial Business Combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial Business Combination.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Our sponsor, Aries Acquisition Partners, Ltd. is a Cayman Islands exempted company. We are therefore likely considered a “foreign person” under the regulations administered by CFIUS and will continue to be considered as such in the future for so long as our sponsor has the ability to exercise control over us for purposes of CFIUS’s regulations. As such, an initial business combination with a U.S. business may be subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by December 21, 2022, or such later date that may be approved by Aries shareholders, because the review process extends beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate.

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

Aries I Acquisition Corporation
Date: November 21, 2022	By:	/s/ Randy Brinkley
Randy Brinkley
Title: Chief Executive Officer

Date: November 21, 2022	Aries I Acquisition Corporation
	By:	/s/ Nathan Smith
Nathan Smith
Title: Chief Financial Officer